Form 10-Q
period 2025-06-30
Andretti Acquisition Corp. II
filed 2025-08-07
CIK 2025341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2025

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

As of August 7, 2025, there were 23,760,000 Class A ordinary shares, $0.0001 par value and 5,750,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

ANDRETTI ACQUISITION CORP. II

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2025

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Interim Financial Statements	1
Condensed Balance Sheets as of June 30, 2025 (Unaudited) and December 31, 2024	1
Unaudited Condensed Statements of Operations for the Three and Six Months Ended June 30, 2025 and for the Period from May 21, 2024 (inception) through June 30, 2024	2
Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the Three and Six Months Ended June 30, 2025 and for the Period from May 21, 2024 (inception) through June 30, 2024	3
Unaudited Condensed Statements of Cash Flows for the Six Months Ended June 30, 2025 and for the Period from May 21, 2024 (inception) through June 30, 2024	4
Notes to Unaudited Condensed Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures About Market Risk	21
Item 4. Controls and Procedures	21
Part II. Other Information
Item 1. Legal Proceedings	22
Item 1A. Risk Factors	22
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3. Defaults Upon Senior Securities	23
Item 4. Mine Safety Disclosures	23
Item 5. Other Information	23
Item 6. Exhibits	23
Signature	24

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements

ANDRETTI ACQUISITION CORP. II

CONDENSED BALANCE SHEETS

	June 30,
	2025	December 31,
	(Unaudited)	2024
ASSETS
Current assets
Cash	$459,437	$798,454
Prepaid expenses	160,997	132,201
Total current assets	620,434	930,655
Long-term prepaid insurance	20,222	76,772
Marketable securities held in Trust Account	239,426,072	234,500,051
TOTAL ASSETS	$240,066,728	$235,507,478
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$81,600	$75,556
Total current liabilities	81,600	75,556
Deferred underwriting fee payable	9,775,000	9,775,000
TOTAL LIABILITIES	9,856,600	9,850,556

COMMITMENTS AND CONTINGENCIES (Note 6)

Class A ordinary shares subject to possible redemption, 23,000,000 shares at redemption value of $10.41 and $10.20 per share at June 30, 2025 and December 31, 2024, respectively	239,426,072	234,500,051

SHAREHOLDERS’ DEFICIT
Preferred shares, $0.0001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2025 and December 31, 2024	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 760,000 shares issued and outstanding at June 30, 2025 and December 31, 2024 (excluding 23,000,000 shares subject to possible redemption)	76	76
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,750,000 shares issued and outstanding at June 30, 2025 and December 31, 2024	575	575
Additional paid-in capital	—	—
Accumulated deficit	(9,216,595)	(8,843,780)
TOTAL SHAREHOLDERS’ DEFICIT	(9,215,944)	(8,843,129)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$240,066,728	$235,507,478

The accompanying notes are an integral part of these condensed financial statements.

ANDRETTI ACQUISITION CORP. II

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30, 2025	For the Six Months Ended June 30, 2025	For the Period from May 21, 2024 (inception) through June 30, 2024
General and administrative costs	$180,616	$372,815	$43,692
Loss from operations	(180,616)	(372,815)	(43,692)

OTHER INCOME
Interest earned on marketable securities held in Trust Account	2,470,419	4,926,021	—
Total other income	2,470,419	4,926,021	—

NET INCOME (LOSS)	$2,289,803	$4,553,206	$(43,692)

Weighted average shares outstanding, Class A redeemable ordinary shares	23,000,000	23,000,000	—
Basic and diluted net income per share, Class A redeemable ordinary shares	$0.08	$0.15	$—
Weighted average shares outstanding, Class A and Class B non-redeemable ordinary shares	6,510,000	6,510,000	5,000,000
Basic and diluted net income (loss) per share, Class A and Class B non-redeemable ordinary shares	$0.08	$0.15	$(0.01)

The accompanying notes are an integral part of this unaudited condensed financial statement.

ANDRETTI ACQUISITION CORP. II

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance – December 31, 2024	$760,000	$76	5,750,000	$575	$—	$(8,843,780)	$(8,843,129)

Accretion for Class A ordinary shares subject to possible redemption	—	—	—	—	―	(2,455,602)	(2,455,602)

Net income	—	—	—	—	—	2,263,403	2,263,403

Balance – March 31, 2025 (unaudited)	760,000	$76	5,750,000	$575	$—	$(9,035,979)	$(9,035,328)

Accretion for Class A ordinary shares subject to possible redemption	—	—	—	—	―	(2,470,419)	(2,470,419)

Net income	—	—	—	—	—	2,289,803	2,289,803

Balance – June 30, 2025 (unaudited)	760,000	$76	5,750,000	$575	$—	$(9,216,595)	$(9,215,944)

FOR THE PERIOD FROM MAY 21, 2024 (INCEPTION) THROUGH JUNE 30, 2024

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance — May 21, 2024 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor	—	—	5,750,000	575	24,425	—	25,000

Net loss	—	—	—	—	—	(43,692)	(43,692)

Balance – June 30, 2024 (unaudited)	—	$—	5,750,000	$575	$24,425	$(43,692)	$(18,692)

The accompanying notes are an integral part of this unaudited condensed financial statement.

ANDRETTI ACQUISITION CORP. II

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,	For the Period from May 21, 2024 (inception) through June 30,
	2025	2024
Cash Flows from Operating Activities:
Net income (loss)	$4,553,206	$(43,692)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
General and administrative costs paid by the Sponsor through promissory note - related party	—	28,820
Formation costs paid by Sponsor in exchange for issuance of Class B ordinary shares		7,909
Interest earned on marketable securities held in Trust Account	(4,926,021)	—
Changes in operating assets and liabilities:
Prepaid expenses	(28,796)	1,963
Prepaid insurance	56,550	—
Accrued expenses	6,044	5,000
Net cash used in operating activities	(339,017)	—

Net Change in Cash	(339,017)	—
Cash – Beginning of period	798,454	—
Cash – End of period	$459,437	$—

Supplemental Disclosure of Cash Flow Information:
Deferred offering costs included in accrued offering costs	$—	$112,758
Deferred offering costs paid through promissory note - related party	$—	$102,458
Deferred offering costs applied against a prepaid expense paid by the Sponsor in exchange for issuance of Class B ordinary shares	$—	$17,091
Prepaid expense paid by Sponsor through promissory note – related party	$—	$3,364

The accompanying notes are an integral part of this unaudited condensed financial statement.

ANDRETTI ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Andretti Acquisition Corp. II (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on May 21, 2024. The Company was incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). As of June 30, 2025, the Company had not selected any specific Business Combination target.

As of June 30, 2025, the Company had not commenced any operations. All activities for the period from May 21, 2024 (inception) through June 30, 2025 relate to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on September 5, 2024. On September 9, 2024, the Company consummated the Initial Public Offering of 23,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), which included the full exercise by the underwriters of their over-allotment option in the amount of 3,000,000 Units, at $10.00 per Unit, generating gross proceeds of $230,000,000, which is described in Note 3.

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

Transaction costs related to the Initial Public Offering amounted to $15,014,904, consisting of $4,600,000 of cash underwriting fees, $9,775,000 of deferred underwriting fees (see additional discussion in Note 6), and $639,904 of other offering costs.

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

ANDRETTI ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

The Company will provide the Company’s public shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the initial Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public shareholders will be entitled to redeem their shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (less taxes payable), divided by the number of then outstanding Public Shares, subject to the limitations. As of June 30, 2025, the amount in the Trust Account was $10.41 per Public Share.

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

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.05 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.05 per share due to reductions in the value of the Trust Account assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that the Sponsor would be able to satisfy those obligations.

Liquidity, Capital Resources and Going Concern

As of June 30, 2025, the Company had operating cash of $459,437 and a working capital surplus of $538,834. The Company intends to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

ANDRETTI ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Going Concern,” as of June 30, 2025, the Company may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC on March 25, 2025. The interim results for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.

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

JUNE 30, 2025

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $459,437 and $798,454 in cash, respectively, and no cash equivalents as of June 30, 2025 and December 31, 2024.

Marketable Securities Held in Trust Account

As of June 30, 2025 and December 31, 2024, the assets held in the Trust Account, amounting to $239,426,072 and $234,500,051, respectively, were held in marketable securities invested in U.S. Treasury funds.

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the warrants and then to the Class A ordinary shares. Offering costs allocated to the Public Shares were charged to temporary equity, and offering costs allocated to the Public Warrants (defined below) and Private Placement Units were charged to shareholders' deficit as the warrants associated with the Initial Public Offering and private placement, after management's evaluation, were accounted for under equity treatment.

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

ANDRETTI ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2025 and December 31, 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Warrant Instruments

The Company accounted for the public warrants (the “Public Warrants”) underlying the Units issued in connection with the Initial Public Offering and the Private Placement Warrants (defined below) underlying the Private Placement Units sold in the private placement consummated simultaneously with the Initial Public Offering in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned values. There were 11,880,000 warrants outstanding, including 11,500,000 Public Warrants and 380,000 Private Placement Warrants as of June 30, 2025 and December 31, 2024.

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. At the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of June 30, 2025 and December 31, 2024, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets, and the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Warrants	(1,656,000)
Issuance costs allocated to Public Shares	(14,886,476)
Plus:
Accretion of carrying value to redemption value	21,042,527
Class A ordinary shares subject to possible redemption, December 31, 2024	234,500,051
Plus:
Accretion of carrying value to redemption value	2,455,602
Class A ordinary shares subject to possible redemption, March 31, 2025	236,955,653
Plus:
Accretion of carrying value to redemption value	2,470,419
Class A ordinary shares subject to possible redemption, June 30, 2025	$239,426,072

ANDRETTI ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average ordinary shares outstanding for the respective period. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value. Diluted net income (loss) per share attributable to ordinary shareholders adjusts the basic net income (loss) per share attributable to ordinary shareholders and the weighted-average ordinary shares outstanding for the potentially dilutive impact of outstanding warrants. However, because the warrants contingent upon a future event that is not considered probable, diluted income (loss) per ordinary share is the same as basic income (loss) per ordinary share for the period presented.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share:

	For the Three Months Ended June 30, 2025		For the Six Months Ended June 30, 2025
	Redeemable shares	Non-redeemable shares	Redeemable shares	Non-redeemable shares
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income	$1,784,665	$505,138	$3,548,754	$1,004,452
Denominator:
Basic weighted average ordinary shares outstanding	23,000,000	6,510,000	23,000,000	6,510,000
Basic and diluted net income per ordinary share	$0.08	$0.08	$0.15	$0.15

	For the Period from May 21, 2024 (inception) through June 30, 2024
	Class A Redeemable Ordinary Shares	Class A and Class B Non-Redeemable Ordinary Shares
Basic and diluted net loss per ordinary share:
Numerator:
Allocation of net loss	$—	$(43,692)
Denominator:
Basic weighted average ordinary shares outstanding	—	5,000,000
Basic and diluted net loss per ordinary share	$—	$(0.01)

Recent Accounting Standards

The Company’s management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, on September 9, 2024, the Company sold 23,000,000 Units, which included the full exercise by the underwriters of their over-allotment option in the amount of 3,000,000 Units, at a price of $10.00 per Unit. Each Unit consists of one Class A ordinary share, and one-half of one redeemable Public Warrant. Each Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. Each warrant will become exercisable 30 days after the completion of the initial Business Combination and will expire five years after the completion of the initial Business Combination, or earlier upon redemption or liquidation.

ANDRETTI ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

Warrants — As of June 30, 2025 and December 31, 2024, there were 11,880,000 warrants outstanding, including 11,500,000 Public Warrants and 380,000 Private Placement Warrants. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. The warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

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

JUNE 30, 2025

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

The Private Placement Warrants contained in the Private Placement Units are identical to the warrants sold in the Initial Public Offering except, the Private Placement Warrants (i) may not (including the Class A ordinary shares issuable upon exercise of these warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the initial Business Combination, (ii) are entitled to registration rights and (iii) with respect to Private Placement Warrants held by BTIG and/or its designees, will not be exercisable more than five years from the commencement of sales in the Initial Public Offering in accordance with Financial Industry Regulatory Authority Rule 5110(g)(8). The Sponsor, officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their founder shares, private placement shares, and Public Shares in connection with the completion of the initial Business Combination or an earlier redemption in connection with the commencement of the procedures to consummate the initial Business Combination if the Company determines it is desirable to facilitate the completion of the initial Business Combination; (ii) waive their redemption rights with respect to their founder shares, private placement shares, and Public Shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company has not consummated an initial Business Combination within the Combination Period or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their founder shares or private placement shares if the Company fails to complete the initial Business Combination within the Combination Period, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial Business Combination within the Combination Period and to liquidating distributions from assets outside the Trust Account; and (iv) vote any founder shares and private placement shares held by them and any Public Shares purchased during or after the Initial Public Offering (including in open market and privately negotiated transactions) in favor of the initial Business Combination.

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

JUNE 30, 2025

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

Promissory Note — Related Party

The Sponsor had agreed to loan the Company an aggregate of up to $400,000, as amended on July 16, 2024, to be used for a portion of the expenses of the Initial Public Offering. The loan was non-interest bearing, unsecured and due at the earlier of December 31, 2024 or the closing of the Initial Public Offering. The Company incurred and repaid the total of $312,130 outstanding balance under the note at the closing of the Initial Public Offering on September 9, 2024. As of June 30, 2025 and December 31, 2024, borrowings under the note are no longer available.

Administrative Services Agreement

The Company entered into an agreement, commencing on September 5, 2024, through the earlier of consummation of the initial Business Combination or the liquidation, to pay the Sponsor $2,500 per month for office space, utilities and secretarial and administrative support services.

Additionally, the Company agreed to pay the Chief Executive Officer $12,500 per month for his services commencing on September 5, 2024, through the earlier of consummation of the initial Business Combination or the liquidation.

For the three and six months ended June 30, 2025, the Company incurred and paid $45,000 and $90,000 in fees for these services, respectively, which are included in general and administrative costs on the condensed statement of operations.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender. As of June 30, 2025 and December 31, 2024, no such Working Capital Loans were outstanding.

ANDRETTI ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

NOTE 6. COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

The Company’s results of operations and its ability to complete an initial Business Combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond the Company’s control. The Company’s results of operations and its ability to consummate an initial Business Combination could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, fluctuations in interest rates, increases in tariffs, supply chain disruptions, declines in consumer confidence and spending, public health considerations, and geopolitical instability, such as the military conflicts in Ukraine and the Middle East. The Company cannot at this time predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact the Company’s business and its ability to complete an initial Business Combination.

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

Capital Markets Advisory Agreement

On February 13, 2025, the Company entered into a Capital Markets Advisory Agreement with an advisor to provide capital market advisory services in connection with the completion of a Business Combination with an identified target. If a Business Combination is consummated with the identified target the advisor will be entitled to a cash fee of $4,250,000 (the “fee”), payable at the closing of the Business Combination. At the discretion of the Company, 50% of the fee can be paid in the form of ordinary shares of the surviving company. Further, the Company in its sole discretion can pay up to an additional $750,000 fee in connection with the advisor’s performance. The advisor is also entitled to reimbursement of incurred expenses that shall not exceed $75,000. As the fee is contingent on the closing of a Business Combination that is not considered probable as of June 30, 2025, no expense has been recorded.

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. As of June 30, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 500,000,000 Class A ordinary shares at par value of $0.0001 each. As of June 30, 2025 and December 31, 2024, there were 760,000 Class A ordinary shares issued and outstanding, excluding 23,000,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue a total of 50,000,000 Class B ordinary shares at par value of $0.0001 each. On May 24, 2024, the Company issued 5,750,000 Class B ordinary shares to the Sponsor for $25,000, or approximately $0.004 per share. The founder shares included an aggregate of up to 750,000 shares subject to forfeiture if the over-allotment option was not exercised by the underwriters in full. As of June 30, 2025 and December 31, 2024, there were 5,750,000 Class B ordinary shares issued and outstanding.

ANDRETTI ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

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

ANDRETTI ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

The following tables present information about the Company’s equity instruments that are measured at fair value on June 30, 2025 and December 31, 2024, and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	June 30, 2025
Assets:
Marketable securities held in Trust Account	1	$239,426,072

	Level	December 31, 2024
Assets:
Marketable securities held in Trust Account	1	$234,500,051

The following table presents information about the Company’s equity instruments that are measured at fair value on September 9, 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

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

ANDRETTI ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

The Company’s CODM has been identified as the Chief Executive Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that there is only one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the condensed statements of operations as net income or loss. The measure of segment assets is reported on the condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income or loss and total assets, which include the following:

	June 30, 2025	December 31, 2024
Trust Account	$239,426,072	$234,500,051
Cash	$459,437	$798,454

	For the Three Months Ended June 30, 2025	For the Six Months Ended June 30, 2025	For the Period from May 21, 2024 (inception) through June 30, 2024
General and administrative costs	$180,616	$372,815	$43,692
Interest earned on marketable securities held in Trust Account	$2,470,419	$4,926,021	$—

The CODM reviews interest earned on the Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement.

General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Business Combination period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the condensed statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net income or loss are reported on the condensed statements of operations and described within their respective disclosures.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Business Combination, the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC on March 25, 2025. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

We may seek to extend the Combination Period consistent with applicable laws, regulations and stock exchange rules by amending our amended and restated memorandum and articles of association. Such an amendment would require the approval of our public shareholders, who will be provided the opportunity to redeem all or a portion of their Public Shares in connection with the vote on such approval. Such redemptions will decrease the amount held in our Trust Account and our capitalization, and may affect our ability to maintain our listing on The Nasdaq Stock Market LLC (“Nasdaq”). In addition, the continued listing rules of Nasdaq currently require special purpose acquisition companies (such as us) to complete our initial Business Combination within 36 months following the effectiveness of our registration statement for the Initial Public Offering (the “Nasdaq 36-Month Requirement”). If we do not meet the Nasdaq 36-Month Requirement, our securities will likely be subject to a suspension of trading and delisting from Nasdaq.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from May 21, 2024 (inception) through June 30, 2025 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and subsequent to the closing of the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, among other things), as well as for due diligence expenses.

For the three months ended June 30, 2025, we had net income of $2,289,803, which consisted of interest earned on marketable securities held in Trust Account of $2,470,419, partially offset by general and administrative costs of $180,616.

For the six months ended June 30, 2025, we had net income of $4,553,206, which consisted of interest earned on marketable securities held in Trust Account of $4,926,021, partially offset by general and administrative costs of $372,815.

For the period from May 21, 2024 (inception) through June 30, 2024, we had a net loss of $43,692, which consisted of general and administrative costs.

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

Liquidity, Capital Resources and Going Concern

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of Class B ordinary shares, par value $0.0001 per share, by the Sponsor and loans from the Sponsor pursuant to pursuant to that certain unsecured promissory note, as amended, in the principal amount of up to $400,000 issued to our Sponsor, initially dated on May 21, 2024 (the “IPO Promissory Note”).

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

As of June 30, 2025, we had marketable securities held in the Trust Account of $239,426,072 (including $8,276,072 of interest income). We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies. To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the Trust Account, we may, at any time (based on our management’s ongoing assessment of all factors related to our potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest-bearing demand deposit account at a bank.

As of June 30, 2025, we had cash of $459,437. We use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Going Concern,” as of June 30, 2025, the Company may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

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

Administrative Services Agreement and Chief Executive Officer Compensation

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

For the three and six months ended June 30, 2025, the Company incurred and paid $45,000 and $90,000 in fees for these services, respectively.

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

Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible conversion in accordance with the guidance in FASB ASC Topic 480, “Distinguishing Liabilities from Equity.” Our ordinary shares subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity (deficit). Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2025, our ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our balance sheet contained elsewhere in this Quarterly Report.

We recognize changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of the redeemable ordinary shares are affected by charges against additional paid-in capital (to the extent available) and accumulated deficit.

Net Income per Ordinary Share

We comply with accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share”. We have two classes of ordinary shares, our Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of ordinary shares. Net income per ordinary share is calculated by dividing the net income by the weighted average ordinary shares outstanding for the respective period. Diluted net income per share attributable to holders of ordinary shares adjust the basic net income per share attributable to holders of ordinary shares and the weighted-average of ordinary shares outstanding for the potentially dilutive impact of outstanding warrants. However, because the warrants contingent upon a future event that is not considered probable, diluted income (loss) per ordinary share is the same as basic income (loss) per ordinary share for the period presented.

Recent Accounting Standards

Our management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the financial statements contained elsewhere in this Quarterly Report.

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

Under the supervision and with the participation of our management, including our Certifying Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officer concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended June 30, 2025.

Changes in Internal Control over Financial Reporting

Not applicable.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

To the knowledge of our management team, there is no material litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Quarterly Report. For additional risks relating to our operations, see the section titled “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 as filed with the SEC on March 25, 2025 and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025 as filed with the SEC on May 12, 2025. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Trading Arrangements

During the quarterly period ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	This certification is furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANDRETTI ACQUISITION CORP. II

Date: August 7, 2025	By:	/s/ William M. Brown
	Name:	William M. Brown
	Title:	Chief Executive Officer, Principal Financial and Accounting Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)