Form 10-Q
period 2025-09-30
Andretti Acquisition Corp. II
filed 2025-11-10
CIK 2025341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2025

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

As of November 10, 2025, there were 23,760,000 Class A ordinary shares, $0.0001 par value and 5,750,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

ANDRETTI ACQUISITION CORP. II

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2025

TABLE OF CONTENTS

Page
Part I. Financial Information	1
Item 1. Interim Financial Statements	1
Condensed Balance Sheets as of September 30, 2025 (Unaudited) and December 31, 2024	1
Unaudited Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2025 and for the Three Months Ended September 30, 2024 and the Period from May 21, 2024 (inception) through September 30, 2024	2
Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the Three and Nine Months Ended September 30, 2025 and for the Three Months ended September 30, 2024 and the Period from May 21, 2024 (inception) through September 30, 2024	3
Unaudited Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2025 and for the Period from May 21, 2024 (inception) through September 30, 2024	4
Notes to Unaudited Condensed Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures About Market Risk	21
Item 4. Controls and Procedures	21
Part II. Other Information	22
Item 1. Legal Proceedings	22
Item 1A. Risk Factors	22
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3. Defaults Upon Senior Securities	23
Item 4. Mine Safety Disclosures	23
Item 5. Other Information	23
Item 6. Exhibits	23
Signature	24

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements

ANDRETTI ACQUISITION CORP. II

CONDENSED BALANCE SHEETS

	September 30,
	2025	December 31,
	(Unaudited)	2024
ASSETS
Current assets
Cash	$207,470	$798,454
Prepaid expenses	174,687	132,201
Total current assets	382,157	930,655
Long-term prepaid insurance	—	76,772
Marketable securities held in Trust Account	241,927,472	234,500,051
TOTAL ASSETS	$242,309,629	$235,507,478
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$94,095	$75,556
Total current liabilities	94,095	75,556
Deferred underwriting fee payable	9,775,000	9,775,000
TOTAL LIABILITIES	9,869,095	9,850,556

COMMITMENTS AND CONTINGENCIES (Note 6)

Class A ordinary shares subject to possible redemption, 23,000,000 shares at redemption value of $10.52 and $10.20 per share at September 30, 2025 and December 31, 2024, respectively	241,927,472	234,500,051

SHAREHOLDERS’ DEFICIT
Preferred shares, $0.0001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2025 and December 31, 2024	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 760,000 shares issued and outstanding at September 30, 2025 and December 31, 2024 (excluding 23,000,000 shares subject to possible redemption)	76	76
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,750,000 shares issued and outstanding at September 30, 2025 and December 31, 2024	575	575
Additional paid-in capital	—	—
Accumulated deficit	(9,487,589)	(8,843,780)
TOTAL SHAREHOLDERS’ DEFICIT	(9,486,938)	(8,843,129)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$242,309,629	$235,507,478

The accompanying notes are an integral part of these condensed financial statements.

ANDRETTI ACQUISITION CORP. II

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,	For the Period from May 21, 2024 (inception) through September 30,
	2025	2024	2025	2024
General and administrative costs	$270,994	$82,759	$643,809	$126,451
Loss from operations	(270,994)	(82,759)	(643,809)	(126,451)

OTHER INCOME
Interest earned on marketable securities held in Trust Account	2,501,400	664,125	7,427,421	664,125
Total other income, net	2,501,400	664,125	7,427,421	664,125

NET INCOME	$2,230,406	$581,366	$6,783,612	$537,674

Weighted average shares outstanding, Class A redeemable ordinary shares	23,000,000	5,307,692	23,000,000	3,659,091
Basic and diluted net income per share, Class A redeemable ordinary shares	$0.08	$0.05	$0.23	$0.06
Weighted average shares outstanding, Class A and Class B non-redeemable ordinary shares	6,510,000	5,348,462	6,510,000	5,126,591
Basic net income per share, Class A and Class B non-redeemable ordinary shares	$0.08	$0.05	$0.23	$0.06
Weighted average shares outstanding, Class A and Class B non-redeemable ordinary shares	6,510,000	5,925,385	6,510,000	5,524,318
Diluted net income per share, Class A and Class B non-redeemable ordinary shares	$0.08	$0.05	$0.23	$0.06

The accompanying notes are an integral part of this unaudited condensed financial statement.

ANDRETTI ACQUISITION CORP. II

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance – December 31, 2024	$760,000	$76	5,750,000	$575	$—	$(8,843,780)	$(8,843,129)

Accretion for Class A ordinary shares subject to possible redemption	—	—	—	—	—	(2,455,602)	(2,455,602)

Net income	—	—	—	—	—	2,263,403	2,263,403

Balance – March 31, 2025 (unaudited)	760,000	76	5,750,000	575	—	(9,035,979)	(9,035,328)

Accretion for Class A ordinary shares subject to possible redemption	—	—	—	—	—	(2,470,419)	(2,470,419)

Net income	—	—	—	—	—	2,289,803	2,289,803

Balance – June 30, 2025 (unaudited)	760,000	76	5,750,000	575	—	(9,216,595)	(9,215,944)

Accretion for Class A ordinary shares subject to possible redemption	—	—	—	—	—	(2,501,400)	(2,501,400)

Net income	—	—	—	—	—	2,230,406	2,230,406

Balance – September 30, 2025 (unaudited)	760,000	$76	5,750,000	$575	$—	$(9,487,589)	$(9,486,938)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024 AND FOR THE PERIOD FROM MAY 21, 2024 (INCEPTION) THROUGH SEPTEMBER 30, 2024

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance — May 21, 2024 (Inception) (unaudited)	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor	—	—	5,750,000	575	24,425	—	25,000

Net loss	—	—	—	—	—	(43,692)	(43,692)

Balance – June 30, 2024 (unaudited)	—	—	5,750,000	575	24,425	(43,692)	(18,692)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(9,151,921)	(9,204,680)	(18,356,601)

Sale of 760,000 Private Placement Units	760,000	76	—	—	7,599,924	—	7,600,000

Fair value of Public Warrants at issuance	—	—	—	—	1,656,000	—	1,656,000

Allocated value of transaction costs to Class A ordinary shares	—	—	—	—	(128,428)	—	(128,428)

Net income	—	—	—	—	—	581,366	581,366

Balance – September 30, 2024 (unaudited)	760,000	$76	5,750,000	$575	$—	$(8,667,006)	$(8,666,355)

The accompanying notes are an integral part of this unaudited condensed financial statement.

ANDRETTI ACQUISITION CORP. II

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,	For the Period from May 21, 2024 (Inception) Through September 30,
	2025	2024
Cash Flows from Operating Activities:
Net income	$6,783,612	$537,674
Adjustments to reconcile net income to net cash used in operating activities:
Formation costs paid by Sponsor in exchange for issuance of Class B ordinary shares	—	7,909
Payment of formation and general costs through promissory note	—	37,185
Interest income on marketable securities held in Trust Account	(7,427,421)	(664,125)
Changes in operating assets and liabilities:
Prepaid expenses	(42,486)	(207,036)
Long-term prepaid insurance	76,772	(105,521)
Accrued expenses	18,539	78,083
Net cash used in operating activities	(590,984)	(315,831)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	—	(231,150,000)
Net cash used in investing activities	—	(231,150,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	225,400,000
Proceeds from sale of Private Placement Units	—	7,600,000
Proceeds from promissory note - related party	—	150
Repayment of promissory note - related party	—	(312,130)
Payment of offering costs	—	(346,020)
Net cash provided by financing activities	—	232,342,000

Net Change in Cash	(590,984)	876,169
Cash – Beginning of period	798,454	—
Cash – End of period	$207,470	$876,169

Noncash investing and financing activities:
Offering costs included in accrued offering costs	$—	$4,584
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$17,091
Deferred offering costs paid through promissory note – related party	$—	$274,795
Deferred underwriting fee payable	$—	$9,775,000

The accompanying notes are an integral part of this unaudited condensed financial statement.

ANDRETTI ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Andretti Acquisition Corp. II (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on May 21, 2024. The Company was incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). As of September 30, 2025, the Company had not selected any specific Business Combination target.

As of September 30, 2025, the Company had not commenced any operations. All activities for the period from May 21, 2024 (inception) through September 30, 2025 relate to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

ANDRETTI ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

The Company will provide the Company’s public shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the initial Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public shareholders will be entitled to redeem their shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (less taxes payable), divided by the number of then outstanding Public Shares, subject to the limitations. As of September 30, 2025, the amount in the Trust Account was $10.52 per Public Share.

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

Liquidity, Capital Resources and Going Concern

As of September 30, 2025, the Company had operating cash of $207,470 and a working capital surplus of $288,062. The Company intends to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

ANDRETTI ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Going Concern,” as of September 30, 2025, the Company may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

Additionally, if a Business Combination is not consummated by the end of the Combination Period, currently September 9, 2026, there will be a mandatory liquidation and subsequent dissolution of the Company. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period. The Company’s liquidity condition and mandatory liquidation within one year of the issuance of these unaudited condensed financial statements raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to address this uncertainty through a Business Combination. However, there can be no assurance that the Company will be able to consummate any Business Combination by the end of the Combination Period.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC on March 25, 2025. The interim results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.

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

SEPTEMBER 30, 2025

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $207,470 and $798,454 in cash, respectively, and no cash equivalents as of September 30, 2025 and December 31, 2024.

Marketable Securities Held in Trust Account

As of September 30, 2025 and December 31, 2024, the assets held in the Trust Account, amounting to $241,927,472 and $234,500,051, respectively, were held in marketable securities invested in U.S. Treasury funds.

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

ANDRETTI ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2025 and December 31, 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Warrant Instruments

The Company accounted for the public warrants (the “Public Warrants”) underlying the Units issued in connection with the Initial Public Offering and the Private Placement Warrants (defined below) underlying the Private Placement Units sold in the private placement consummated simultaneously with the Initial Public Offering in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned values. There were 11,880,000 warrants outstanding, including 11,500,000 Public Warrants and 380,000 Private Placement Warrants as of September 30, 2025 and December 31, 2024.

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. At the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of September 30, 2025 and December 31, 2024, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets, and the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Warrants	(1,656,000)
Issuance costs allocated to Public Shares	(14,886,476)
Plus:
Accretion of carrying value to redemption value	21,042,527
Class A ordinary shares subject to possible redemption, December 31, 2024	234,500,051
Plus:
Accretion of carrying value to redemption value	2,455,602
Class A ordinary shares subject to possible redemption, March 31, 2025	236,955,653
Plus:
Accretion of carrying value to redemption value	2,470,419
Class A ordinary shares subject to possible redemption, June 30, 2025	239,426,072
Plus:
Accretion of carrying value to redemption value	2,501,400
Class A ordinary shares subject to possible redemption, September 30, 2025	$241,927,472

ANDRETTI ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income per ordinary share is calculated by dividing the net income by the weighted average ordinary shares outstanding for the respective period. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value. Diluted net income per share attributable to ordinary shareholders adjusts the basic net income per share attributable to ordinary shareholders and the weighted-average ordinary shares outstanding for the potentially dilutive impact of outstanding warrants. However, because the warrants are contingent upon a future event that is not considered probable, diluted income per ordinary share is the same as basic income per ordinary share for the period presented.

The following table reflects the calculation of basic and diluted net income per ordinary share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025		2025
	Redeemable shares	Non-redeemable shares	Redeemable shares	Non-redeemable shares
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income	$1,738,371	$492,035	$5,287,126	$1,496,486
Denominator:
Basic weighted average ordinary shares outstanding	23,000,000	6,510,000	23,000,000	6,510,000
Basic and diluted net income per ordinary share	$0.08	$0.08	$0.23	$0.23

	For the Three Months Ended September 30,		For the Period from May 21, 2024 (Inception) Through September 30,
	2024		2024
	Class A	Class A and B non-redeemable	Class A	Class A and B non-redeemable
Basic net income per ordinary share:
Numerator:
Allocation of net income	$289,571	$291,795	$223,932	$313,742
Denominator:
Basic weighted average ordinary shares outstanding	5,307,692	5,348,462	3,659,091	5,126,591
Basic net income per ordinary share	$0.05	$0.05	$0.06	$0.06
Diluted net income per ordinary share:
Numerator:
Allocation of net income	$274,699	$306,667	$214,234	$323,440
Denominator:
Basic weighted average ordinary shares outstanding	5,307,692	5,348,462	3,659,091	5,524,318
Diluted net income per ordinary share	$0.05	$0.05	$0.06	$0.06

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

ANDRETTI ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

Warrants — As of September 30, 2025 and December 31, 2024, there were 11,880,000 warrants outstanding, including 11,500,000 Public Warrants and 380,000 Private Placement Warrants. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. The warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

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

SEPTEMBER 30, 2025

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

SEPTEMBER 30, 2025

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

Promissory Note — Related Party

The Sponsor had agreed to loan the Company an aggregate of up to $400,000, as amended on July 16, 2024, to be used for a portion of the expenses of the Initial Public Offering. The loan was non-interest bearing, unsecured and due at the earlier of December 31, 2024 or the closing of the Initial Public Offering. The Company incurred and repaid the total of $312,130 outstanding balance under the note at the closing of the Initial Public Offering on September 9, 2024. As of September 30, 2025 and December 31, 2024, borrowings under the note are no longer available.

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

For the three and nine months ended September 30, 2025, the Company incurred and paid $45,000 and $135,000 in fees for these services, respectively, which are included in general and administrative costs on the condensed statement of operations.

For the three months ended September 30, 2024 and for the period from May 21, 2024 (inception) through September 30, 2024, the Company incurred and paid $10,000 in fees for these services.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender. As of September 30, 2025 and December 31, 2024, no such Working Capital Loans were outstanding.

ANDRETTI ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

Capital Markets Advisory Agreement

On February 13, 2025, the Company entered into a Capital Markets Advisory Agreement with an advisor to provide capital market advisory services in connection with the completion of a Business Combination with an identified target. If a Business Combination is consummated with the identified target the advisor will be entitled to a cash fee of $4,250,000 (the “fee”), payable at the closing of the Business Combination. At the discretion of the Company, 50% of the fee can be paid in the form of ordinary shares of the surviving company. Further, the Company in its sole discretion can pay up to an additional $750,000 fee in connection with the advisor’s performance. The advisor is also entitled to reimbursement of incurred expenses that shall not exceed $75,000. As the fee is contingent on the closing of a Business Combination that is not considered probable as of September 30, 2025, no expense has been recorded.

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. As of September 30, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 500,000,000 Class A ordinary shares at par value of $0.0001 each. As of September 30, 2025 and December 31, 2024, there were 760,000 Class A ordinary shares issued and outstanding, excluding 23,000,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue a total of 50,000,000 Class B ordinary shares at par value of $0.0001 each. On May 24, 2024, the Company issued 5,750,000 Class B ordinary shares to the Sponsor for $25,000, or approximately $0.004 per share. The founder shares included an aggregate of up to 750,000 shares subject to forfeiture if the over-allotment option was not exercised by the underwriters in full. As of September 30, 2025 and December 31, 2024, there were 5,750,000 Class B ordinary shares issued and outstanding.

ANDRETTI ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

ANDRETTI ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

The following tables present information about the Company’s equity instruments that are measured at fair value on September 30, 2025 and December 31, 2024, and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	September 30, 2025
Assets:
Marketable securities held in Trust Account	1	$241,927,472

	Level	December 31, 2024
Assets:
Marketable securities held in Trust Account	1	$234,500,051

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

NOTE 9. SEGMENT REPORTING

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Chief Operating Decision Maker (the “CODM”), or group, in deciding how to allocate resources and assess performance.

ANDRETTI ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

	September 30, 2025	December 31, 2024
Trust Account	$241,927,472	$234,500,051
Cash	$207,470	$798,454

	For the Three Months Ended September 30, 2025	For the Three Months Ended September 30, 2024	For the Nine Months Ended September 30, 2025	For the Period from May 21, 2024 (inception) through September 30, 2024
General and administrative costs	$270,994	$82,759	$643,809	$126,451
Interest earned on marketable securities held in Trust Account	$2,501,400	$664,125	$7,427,421	$664,125

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

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events, other than the below, that would have required adjustment or disclosure in the unaudited condensed financial statements.

On October 6, 2025, the Company amended the Capital Markets Advisory Agreement entered into on February 13, 2025 to include an additional identified target. If a Business Combination is consummated with the additional identified target, the advisor will be entitled to a cash fee of $3,000,000. At the discretion of the Company, 50% of the fee can be paid in the form of ordinary shares of the surviving company. Additionally, the discretionary fee has been reduced from $750,000 to $500,000.

On October 14, 2025, the Company issued three separate unsecured promissory notes (the “Notes”) to each of William J. Sandbrook, Michael Andretti and William M. Brown (collectively, the “Payees”), in total principal amounts of $720,000, $300,000 and $480,000, respectively. The proceeds of the Notes, which may be drawn from time to time prior to the Maturity Date (as defined below), will be used by the Company for working capital purposes. The Notes bear no interest and are due and payable upon the earlier of (i) the consummation of the Business Combination and (ii) the date of liquidation of the Company (such earlier date, the “Maturity Date”). In the event that the Company does not consummate a Business Combination, the Notes will be repaid only from amounts remaining outside of the Trust Account, if any. If, prior to the Business Combination, the principal balances of the Notes have not been paid in full, then, at the Payees’ option and subject to certain conditions, up to the total principal amounts of the Notes may be converted into units of the Company (the “Conversion Unit”), each consisting of one Class A ordinary share and one-half of one redeemable warrant, of the Company at a conversion price of $10.00 per Conversion Unit, on the date of the Business Combination. The Conversion Units shall be identical to the Private Placement Units. The Conversion Units and their underlying securities are entitled to the registration rights set forth in that certain Registration Rights Agreement by and between the Company and the parties thereto, dated as of September 5, 2024. A failure to pay the principal outstanding amount of the Notes within one business day of the Maturity Date shall be deemed an event of default, in which case the Payees may declare the Notes due and payable immediately. The issuance of the Notes was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. On October 21, 2025, the Company drew down $200,000 against the Notes, and $1,300,000 is available for withdrawal as of this filing.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Business Combination, the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC on March 25, 2025 and the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025 filed with the SEC on May 12, 2025. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from May 21, 2024 (inception) through September 30, 2025 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and subsequent to the closing of the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, among other things), as well as for due diligence expenses.

For the three months ended September 30, 2025, we had net income of $2,230,406, which consisted of interest earned on marketable securities held in Trust Account of $2,501,400, partially offset by general and administrative costs of $270,994.

For the nine months ended September 30, 2025, we had net income of $6,783,612, which consisted of interest earned on marketable securities held in Trust Account of $7,427,421, partially offset by general and administrative costs of $643,809.

For the three months ended September 30, 2024, we had net income $581,366, which consisted of interest earned on marketable securities held in Trust Account of $664,125, offset by general and administrative costs of $82,759.

For the period from May 21, 2024 (inception) through September 30, 2024, we had net income of $537,674, which consisted of interest earned on marketable securities held in Trust Account of $664,125, offset by general and administrative costs of $126,451.

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

As of September 30, 2025, we had marketable securities held in the Trust Account of $241,927,472 (including $10,777,472 of interest income). We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies. To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the Trust Account, we may, at any time (based on our management’s ongoing assessment of all factors related to our potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest-bearing demand deposit account at a bank.

As of September 30, 2025, we had cash of $207,470. We use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Going Concern,” as of September 30, 2025, the Company may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

Additionally, if a Business Combination is not consummated by the end of the Combination Period, currently September 9, 2026, there will be a mandatory liquidation and subsequent dissolution of the Company. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period. The Company’s liquidity condition and mandatory liquidation within one year of the issuance of these unaudited condensed financial statements raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to address this uncertainty through a Business Combination. However, there can be no assurance that the Company will be able to consummate any Business Combination by the end of the Combination Period.

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

For the three and nine months ended September 30, 2025, the Company incurred and paid $45,000 and $135,000 in fees for these services, respectively.

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

Working Capital Loan

On October 14, 2025, we issued three separate unsecured Notes to each of William J. Sandbrook, Michael Andretti and William M. Brown, in total principal amounts of $720,000, $300,000 and $480,000, respectively. The proceeds of the Notes, which may be drawn from time to time prior to the Maturity Date, will be used by us for working capital purposes. The Notes bear no interest and are due and payable upon the earlier of (i) the consummation of the Business Combination and (ii) the date of our liquidation. In the event that we do not consummate a Business Combination, the Notes will be repaid only from amounts remaining outside of the Trust Account, if any. If, prior to the Business Combination, the principal balances of the Notes have not been paid in full, then, at the Payees’ option and subject to certain conditions, up to the total principal amounts of the Notes may be converted into Conversion Unit, each consisting of one Class A ordinary share and one-half of one redeemable warrant, at a conversion price of $10.00 per Conversion Unit, on the date of the Business Combination. The Conversion Units shall be identical to the Private Placement Units. The Conversion Units and their underlying securities are entitled to the registration rights set forth in that certain Registration Rights Agreement by and between us and the parties thereto, dated as of September 5, 2024. A failure to pay the principal outstanding amount of the Notes within one business day of the Maturity Date shall be deemed an event of default, in which case the Payees may declare the Notes due and payable immediately. The issuance of the Notes was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. On October 21, 2025, we drew down $200,000 against the notes, and $1,300,000 is available for withdrawal as of this Quarterly Report.

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

Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible conversion in accordance with the guidance in FASB ASC Topic 480, “Distinguishing Liabilities from Equity.” Our ordinary shares subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity (deficit). Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, as of September 30, 2025, our ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our balance sheet contained elsewhere in this Quarterly Report.

We recognize changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of the redeemable ordinary shares are affected by charges against additional paid-in capital (to the extent available) and accumulated deficit.

Net Income per Ordinary Share

We comply with accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share”. We have two classes of ordinary shares, our Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of ordinary shares. Net income per ordinary share is calculated by dividing the net income by the weighted average ordinary shares outstanding for the respective period. Diluted net income per share attributable to holders of ordinary shares adjust the basic net income per share attributable to holders of ordinary shares and the weighted-average of ordinary shares outstanding for the potentially dilutive impact of outstanding warrants. However, because the warrants are contingent upon a future event that is not considered probable, diluted income per ordinary share is the same as basic income per ordinary share for the period presented.

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

Under the supervision and with the participation of our management, including our Certifying Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officer concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended September 30, 2025.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Trading Arrangements

During the quarterly period ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

ANDRETTI ACQUISITION CORP. II

Date: November 10, 2025	By:	/s/ William M. Brown
	Name:	William M. Brown
	Title:	Chief Executive Officer, Principal Financial and Accounting Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)