Form 10-Q
period 2026-03-31
Andretti Acquisition Corp. II
filed 2026-05-07
CIK 2025341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2026

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-42268

Andretti Acquisition Corp. II

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	98-1792547
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Kimball Place, Suite 550 Alpharetta, Georgia	30009
(Address of principal executive offices)	(Zip Code)

(770) 299-2201

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

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

As of May 7, 2026, there were 23,760,000 Class A ordinary shares, par value $0.0001 per share, and 5,750,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

ANDRETTI ACQUISITION CORP. II

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ANDRETTI ACQUISITION CORP. II

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2026	2025
	(Unaudited)
ASSETS
Current assets
Cash	$150,516	$48,469
Prepaid expenses	132,888	113,584
Total current assets	283,404	162,053
Marketable securities held in Trust Account	246,409,067	244,261,293
TOTAL ASSETS	$246,692,471	$244,423,346
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$9,040	$191,059
Total current liabilities	9,040	191,059
Convertible note - related party	1,060,000	450,000
Deferred underwriting fee payable	9,775,000	9,775,000
TOTAL LIABILITIES	10,844,040	10,416,059

COMMITMENTS AND CONTINGENCIES (Note 6)

Class A ordinary shares subject to possible redemption, 23,000,000 shares at redemption value of $10.71 and $10.62 per share at March 31, 2026 and December 31, 2025, respectively	246,409,067	244,261,293

SHAREHOLDERS’ DEFICIT
Preferred shares, $0.0001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 760,000 shares issued and outstanding at March 31, 2026 and December 31, 2025 (excluding 23,000,000 shares subject to possible redemption)	76	76
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,750,000 shares issued and outstanding at March 31, 2026 and December 31, 2025	575	575
Additional paid-in capital	—	—
Accumulated deficit	(10,561,287)	(10,254,657)
TOTAL SHAREHOLDERS’ DEFICIT	(10,560,636)	(10,254,006)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$246,692,471	$244,423,346

The accompanying notes are an integral part of these unaudited condensed financial statements.

ANDRETTI ACQUISITION CORP. II

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2026	2025
General and administrative costs	$306,630	$192,199
Loss from operations	(306,630)	(192,199)

OTHER INCOME
Interest earned on marketable securities held in Trust Account	2,147,774	2,455,602
Total other income	2,147,774	2,455,602

NET INCOME	$1,841,144	$2,263,403

Weighted average shares outstanding, Class A redeemable ordinary shares	23,000,000	23,000,000
Basic and diluted net income per share, Class A redeemable ordinary shares	$0.06	$0.08
Weighted average shares outstanding, Class A and Class B non-redeemable ordinary shares	6,510,000	6,510,000
Basic and diluted net income per share, Class A and Class B non-redeemable ordinary shares	$0.06	$0.08

The accompanying notes are an integral part of these unaudited condensed financial statements.

ANDRETTI ACQUISITION CORP. II

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2026

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance – December 31, 2025	760,000	$76	5,750,000	$575	$—	$(10,254,657)	$(10,254,006)

Accretion for Class A ordinary shares subject to possible redemption	—	—	—	—	—	(2,147,774)	(2,147,774)

Net income	—	—	—	—	—	1,841,144	1,841,144

Balance – March 31, 2026 (unaudited)	760,000	$76	5,750,000	$575	$—	$(10,561,287)	$(10,560,636)

FOR THE THREE MONTHS ENDED MARCH 31, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance – December 31, 2024	760,000	$76	5,750,000	$575	$—	$(8,843,780)	$(8,843,129)

Accretion for Class A ordinary shares subject to possible redemption	—	—	—	—	—	(2,455,602)	(2,455,602)

Net income	—	—	—	—	—	2,263,403	2,263,403

Balance – March 31, 2025 (unaudited)	760,000	$76	5,750,000	$575	$—	$(9,035,979)	$(9,035,328)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ANDRETTI ACQUISITION CORP. II

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2026	2025
Cash Flows from Operating Activities:
Net income	$1,841,144	$2,263,403
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(2,147,774)	(2,455,602)
Changes in operating assets and liabilities:
Prepaid expenses	(19,304)	(56,854)
Long-term prepaid insurance	—	28,117
Accrued expenses	(182,019)	35,174
Net cash used in operating activities	(507,953)	(185,762)

Cash Flows from Financing Activities:
Proceeds from convertible promissory note - related party	610,000	—
Net cash provided by financing activities	610,000	—

Net Change in Cash	102,047	(185,762)
Cash – Beginning of period	48,469	798,454
Cash – End of period	$150,516	$612,692

The accompanying notes are an integral part of these unaudited condensed financial statements.

ANDRETTI ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

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

As of March 31, 2026, the Company had not commenced any operations. All activities for the period from May 21, 2024 (inception) through March 31, 2026 relate to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on September 5, 2024. On September 9, 2024, the Company consummated the Initial Public Offering of 23,000,000 units (the “Units” or “Public Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), which included the full exercise by the underwriters of their over-allotment option in the amount of 3,000,000 Units, at $10.00 per Unit, generating gross proceeds of $230,000,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale (the “Private Placement”) of an aggregate of 760,000 private placement units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit, to the Company’s sponsor, Andretti Sponsor II LLC (the “Sponsor”), and BTIG, LLC (“BTIG”), the representative of the underwriters of the Initial Public Offering, generating gross proceeds of $7,600,000, which is described in Note 4.

Transaction costs related to the Initial Public Offering amounted to $15,014,904, consisting of $4,600,000 of cash underwriting fees, $9,775,000 of deferred underwriting fee (see additional discussion in Note 6), and $639,904 of other offering costs.

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

ANDRETTI ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

The Company will provide the Company’s public shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the initial Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public shareholders will be entitled to redeem their shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (less taxes payable), divided by the number of then outstanding Public Shares, subject to the limitations. As of March 31, 2026, the amount in the Trust Account was $10.71 per Public Share.

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

Initial Business Combination

On December 3, 2025, the Company entered into a Business Combination Agreement (the “StoreDot BCA”) with (i) StoreDot Ltd., an Israeli company limited by shares (together with its successors, “Store Dot”), (ii) XFC Battery Ltd., a newly formed Israeli company limited by shares (“Pubco”) that is owned by a person affiliated with StoreDot, (iii) XFC Israel Merger Sub Ltd., an Israeli company and a wholly owned subsidiary of Pubco (“Company Merger Sub”) and (iv) XFC Cayman Merger Sub, a Cayman Islands exempted company and a wholly owned subsidiary of Pubco (“SPAC Merger Sub”) for a proposed business combination (the “StoreDot Business Combination”). On February 17, 2026, the Company, StoreDot, Pubco, SPAC Merger Sub and Company Merger Sub entered into a Termination and Release Agreement (the “StoreDot Termination Agreement”) pursuant to which the parties mutually agreed to terminate the StoreDot BCA in its entirety pursuant to Section 8.1(a) thereof. Concurrently with the termination of the StoreDot BCA, each of the related agreements (including, but not limited to, the voting agreements, the insider letter amendment and the sponsor letter agreement) were automatically terminated. As a result, the StoreDot BCA and related agreements are of no further force and effect.

ANDRETTI ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

Liquidity, Capital Resources and Going Concern

As of March 31, 2026, the Company had operating cash of $150,516 and a working capital surplus of $274,364. The Company intends to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Presentation of Financial Statements - Going Concern,” as of March 31, 2026, the Company may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the SEC on March 24, 2026. The interim results for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

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

MARCH 31, 2026

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $150,516 and $48,469 in cash, respectively, and no cash equivalents as of March 31, 2026 and December 31, 2025.

Marketable Securities Held in Trust Account

As of March 31, 2026 and December 31, 2025, the assets held in the Trust Account, amounting to $246,409,067 and $244,261,293, respectively, were held in marketable securities invested in U.S. Treasury funds.

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

ANDRETTI ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Warrant Instruments

The Company accounted for the public warrants (the “Public Warrants”) underlying the Units issued in connection with the Initial Public Offering and the Private Placement Warrants (defined below) underlying the Private Placement Units sold in the Private Placement consummated simultaneously with the Initial Public Offering in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging.” Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned values. There were 11,880,000 warrants outstanding, including 11,500,000 Public Warrants and 380,000 Private Placement Warrants as of March 31, 2026 and December 31, 2025.

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. At the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of March 31, 2026 and December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets, and the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Class A ordinary shares subject to possible redemption, December 31, 2025	$244,261,293
Plus:
Accretion of carrying value to redemption value	2,147,774
Class A ordinary shares subject to possible redemption, March 31, 2026	$246,409,067

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income per ordinary share is calculated by dividing the net income by the weighted average ordinary shares outstanding for the respective period. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value. The potentially dilutive impact of outstanding warrants are not included in the calculation of dilutive income per ordinary share as the exercise of the warrants is contingent upon the occurrence of future events. However, because the warrants are anti-dilutive, diluted income per ordinary share is the same as basic income per ordinary share for the periods presented.

ANDRETTI ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

The following table reflects the calculation of basic and diluted net income per ordinary share:

	For the Three Months Ended March 31, 2026		For the Three Months Ended March 31, 2025
	Class A redeemable	Class A and B non-redeemable	Class A redeemable	Class A and B non-redeemable
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income	$1,434,982	$406,162	$1,764,089	$499,314
Denominator:
Basic and diluted weighted average ordinary shares outstanding	23,000,000	6,510,000	23,000,000	6,510,000
Basic and diluted net income per ordinary share	$0.06	$0.06	$0.08	$0.08

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

Warrants — As of March 31, 2026 and December 31, 2025, there were 11,880,000 warrants outstanding, including 11,500,000 Public Warrants and 380,000 Private Placement Warrants. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. The warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

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

ANDRETTI ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

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

ANDRETTI ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor and BTIG purchased an aggregate of 760,000 Private Placement Units at a price of $10.00 per Private Placement Unit in the Private Placement. Each Private Placement Unit consists of one Class A ordinary share and one-half of one warrant (each, a “Private Placement Warrant”). Each Private Placement Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per shares, subject to adjustments.

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

The founder shares are designated as Class B ordinary shares and, except as described below, are identical to the Class A ordinary shares included in the Units sold in the Initial Public Offering, and holders of founder shares have the same shareholder rights as public shareholders, except that (i) the founder shares are subject to certain transfer restrictions, as described in more detail below, (ii) the founder shares are entitled to registration rights, (iii) the Sponsor, officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to (A) waive their redemption rights with respect to their founder shares, private placement shares and Public Shares in connection with the completion of the initial Business Combination, (B) waive their redemption rights with respect to their founder shares, private placement shares and Public Shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association, (C) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial Business Combination or to redeem 100% of the Public Shares if the Company has not consummated an initial Business Combination within the Combination Period, or with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, (D) waive their rights to liquidating distributions from the Trust Account with respect to their founder shares, Public Shares, or private placement shares if the Company fails to complete the initial Business Combination within the Combination Period, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial Business Combination within such time period and to liquidating distributions from assets outside the Trust Account and (E) vote any founder shares and private placement shares held by them and any Public Shares purchased during or after the Initial Public Offering (including in open market and privately negotiated transactions, aside from shares they may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act, which would not be voted in favor of approving the Business Combination transaction) in favor of the initial Business Combination, (iv) the founder shares are automatically convertible into Class A ordinary shares in connection with the consummation of the initial Business Combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment as described herein and in the Company amended and restated memorandum and articles of association, and (v) prior to the closing of the initial Business Combination, only holders of the Class B ordinary shares are entitled to vote on the appointment and removal of directors or continuing the Company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend the Company’s constitutional documents or to adopt new constitutional documents, in each case, as a result of the Company approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands).

ANDRETTI ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

Promissory Notes — Related Party

The Sponsor had agreed to loan the Company an aggregate of up to $400,000, as amended on July 16, 2024, to be used for a portion of the expenses of the Initial Public Offering under a promissory note (the “IPO Promissory Note”). The loan was non-interest bearing, unsecured and due at the earlier of December 31, 2024 or the closing of the Initial Public Offering. The Company incurred and repaid the total of $312,130 outstanding balance under the IPO Promissory Note at the closing of the Initial Public Offering on September 9, 2024. As of March 31, 2026 and December 31, 2025, borrowings under the IPO Promissory Note were no longer available.

On October 14, 2025, the Company issued three separate unsecured promissory notes (the “WCL Promissory Notes”) to each of William J. Sandbrook, Michael Andretti and William M. Brown (collectively, the “WCL Payees”), in total principal amounts of $720,000, $300,000 and $480,000, respectively. The proceeds of the WCL Promissory Notes, which may be drawn from time to time prior to the WCL Maturity Date (as defined below), will be used by the Company for working capital purposes. The WCL Promissory Notes bear no interest and are due and payable upon the earlier of (i) the consummation of the Business Combination and (ii) the date of liquidation of the Company (such earlier date, the “WCL Maturity Date”). In the event that the Company does not consummate a Business Combination, the WCL Promissory Notes will be repaid only from amounts remaining outside of the Trust Account, if any. If, prior to the Business Combination, the principal balances of the WCL Promissory Notes have not been paid in full, then, at the WCL Payees’ option and subject to certain conditions, up to the total principal amounts of the WCL Promissory Notes may be converted into units of the Company (the “WCL Conversion Unit”), each consisting of one Class A ordinary share and one-half of one redeemable warrant, of the Company at a conversion price of $10.00 per WCL Conversion Unit, on the date of the Business Combination. The WCL Conversion Units shall be identical to the Private Placement Units. The WCL Conversion Units and their underlying securities are entitled to the registration rights set forth in that certain registration rights agreement by and between the Company and the parties thereto, dated as of September 5, 2024. A failure to pay the principal outstanding amount of the WCL Promissory Notes within one business day of the WCL Maturity Date shall be deemed an event of default, in which case the WCL Payees may declare the WCL Promissory Notes due and payable immediately. The issuance of the WCL Promissory Notes was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. As of March 31, 2026, the Company had borrowed $1,060,000 from the WCL Promissory Notes which consisted of $508,800 from William J. Sandbrook, $212,000 from Michael Andretti and $339,200 from William M. Brown against the WCL Promissory Notes and had $440,000 available for withdrawal. As of December 31, 2025, the Company has borrowed $450,000 from the Notes which consisted of $216,000 from William J. Sandbrook, $90,000 from Michael Andretti and $144,000 from William M. Brown against the Notes and has $1,050,000 available for withdrawal.

Administrative Services Agreement

The Company entered into an agreement (the “Administrative Services Agreement”), commencing on September 5, 2024, through the earlier of consummation of the initial Business Combination or the liquidation, to pay the Sponsor $2,500 per month for office space, utilities and secretarial and administrative support services.

Additionally, the Company agreed to pay the Chief Executive Officer $12,500 per month for his services commencing on September 5, 2024, through the earlier of consummation of the initial Business Combination or the liquidation.

For the three months ended March 31, 2026 and 2025, the Company incurred and paid $45,000 in fees for these services, which are included in general and administrative costs on the condensed statements of operations.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

The Company’s results of operations and its ability to complete an initial Business Combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond the Company’s control. The Company’s results of operations and its ability to consummate an initial Business Combination could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, fluctuations in interest rates, increases in tariffs, supply chain disruptions, declines in consumer confidence and spending, public health considerations, and geopolitical instability, such as the military conflicts in Ukraine, between the United States, Israel and Iran and others in the Middle East, and Southwest Asia or other armed hostilities.. The Company cannot at this time predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact the Company’s business and its ability to complete an initial Business Combination.

ANDRETTI ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

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

On December 17, 2025, the Company and BTIG entered into an amendment (the “UA Amendment”) to the underwriting agreement, dated as of September 5, 2024, between the Company and BTIG as representative of the several underwriters (the “Underwriting Agreement”), to amend the deferred underwriting fee. The UA Amendment is effective and conditioned upon the closing of the StoreDot Business Combination. As a result of the StoreDot Termination Agreement, the UA Amendment is of no further force and effect.

As the amended deferred underwriting fee is conditioned on the closing of the StoreDot Business Combination that is not considered probable as of March 31, 2026, the deferred underwriting fee is reflected as $9,775,000 and has not been impacted by the UA Amendment.

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

On October 6, 2025, the Company entered into a Capital Markets Advisory Agreement that replaces the February 13, 2025 Capital Markets Agreement. The Capital Markets Advisor will provide capital market advisory services in connection with the completion of a Business Combination with two identified targets. If a Business Combination is consummated with the identified targets, the advisor will be entitled to a cash fee of $3,000,000, payable at the closing of the Business Combination. At the discretion of the Company, 50% of the October 6, 2025 fee can be paid in the form of ordinary shares of the surviving company. If the Business Combination is closed with one of the identified targets, the advisor is due an additional fee of $1,250,000, 50% of which can be paid in the form of ordinary shares of the surviving company. Further, the Company in its sole discretion can pay up to an additional $500,000 fee in connection with the advisor’s performance. The advisor is also entitled to reimbursement of incurred expenses that shall not exceed $75,000.

On December 16, 2025, the Company amended the October 6, 2025 Capital Markets Advisory Agreement, and as a result, the fees as amended are contingent on the closing of the StoreDot Business Combination. Accordingly, as it is not considered probable as of March 31, 2026, no expense has been recorded.

ANDRETTI ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. As of March 31, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 500,000,000 Class A ordinary shares at par value of $0.0001 each. As of March 31, 2026 and December 31, 2025, there were 760,000 Class A ordinary shares issued and outstanding, excluding 23,000,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue a total of 50,000,000 Class B ordinary shares at par value of $0.0001 each. On May 24, 2024, the Company issued 5,750,000 Class B ordinary shares to the Sponsor for $25,000, or approximately $0.004 per share. The founder shares included an aggregate of up to 750,000 shares subject to forfeiture if the over-allotment option was not exercised by the underwriters in full. As of March 31, 2026 and December 31, 2025, there were 5,750,000 Class B ordinary shares issued and outstanding.

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

MARCH 31, 2026

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

The following tables present information about the Company’s equity instruments that are measured at fair value on March 31, 2026 and December 31, 2025, and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	March 31, 2026
Assets:
Marketable securities held in Trust Account	1	$246,409,067

	Level	December 31, 2025
Assets:
Marketable securities held in Trust Account	1	$244,261,293

NOTE 9. SEGMENT REPORTING

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statements information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Chief Operating Decision Maker (the “CODM”), or group, in deciding how to allocate resources and assess performance.

ANDRETTI ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

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

	March 31, 2026	December 31, 2025
Marketable securities held in Trust Account	$246,409,067	$244,261,293
Cash	$150,516	$48,469

	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025
General and administrative costs	$306,630	$192,199
Interest earned on marketable securities held in Trust Account	$2,147,774	$2,455,602

The CODM reviews interest earned on the Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement.

General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Combination Period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the condensed statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

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

On April 27, 2026, the Company amended the WCL Promissory Notes to each of William J. Sandbrook, Michael Andretti and William M. Brown, to increase the total principal amounts to $2,100,000, $875,000 and $1,400,000, respectively.

On April 30, 2026, the Company drew $180,000 from the WCL Promissory Notes, which consisted of $144,000 from William J. Sandbrook and $36,000 from Michael Andretti. After April 30, 2026, a drawdown of $3,135,000 remains available for withdrawal.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026 (this “Quarterly Report”), including, without limitation, statements under this Item regarding our financial position, possible Business Combinations and the financing thereof, and related matters, and the plans and objectives of Management for future operations, are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. When used in the Report, words such as “may,” “should,” “could,” “would,” “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our Management, identify forward-looking statements. We have based these forward-looking statements on our Management’s current expectations and projections about future events, as well as assumptions made by, and information currently available to our Management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto included in the Report under Item 1. “Financial Statements”.

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

The Registration Statement on Form S-1 initially filed with the SEC on June 28, 2024, as amended, (File No. 333-280552) (the “IPO Registration Statement”) became effective on September 5, 2024. On September 9, 2024, we consummated our Initial Public Offering of 23,000,000 Public Units, including 3,000,000 Units issued pursuant to the full exercise of the over-allotment option. Each Public Unit consists of one Public Share and one-half of one Public Warrant. The Public Units were sold at a price of $10.00 per Public Unit, generating gross proceeds to us of $230,000,000.

Simultaneously with the closing of the Initial Public Offering, we completed the sale of an aggregate of 760,000 Private Placement Units to the Sponsor and BTIG in the Private Placement at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds to us of $7,600,000. Of those 760,000 Private Placement Units, the Sponsor purchased 450,000 Private Placement Units and BTIG purchased 310,000 Private Placement Units. The Private Placement Units (and underlying securities) are identical to the Public Units (and underlying securities), except as otherwise disclosed in the IPO Registration Statement.

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

We have until September 9, 2026 (24 months from the closing of the Initial Public Offering), or until such (x) earlier date as our board of directors may approve or (y) later date as our shareholders may approve, pursuant to the amended and restated memorandum and articles of association , to consummate the Business Combination. If we are unable to complete the Business Combination by the end of the Combination Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay taxes, if any, divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, dissolve and liquidate, subject, in each case, to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

We may seek to extend the Combination Period consistent with applicable laws, regulations and stock exchange rules by amending our amended and restated memorandum and articles of association. Any such amendment would require the approval of our shareholders, and our public shareholders will be provided the opportunity to redeem all or a portion of their Public Shares in connection with the vote on such approval. Such redemptions will decrease the amount held in our Trust Account and our capitalization, and may affect our ability to maintain our listing on The Nasdaq Stock Market LLC (“Nasdaq”). In addition, the continued listing rules of Nasdaq currently require special purpose acquisition companies (such as us) to complete their initial business combination within 36 months following of the effectiveness of its registration statement for the initial public offering (the “Nasdaq 36-Month Requirement”). If we do not meet the Nasdaq 36-Month Requirement, our securities will likely be subject to suspension of trading and delisting from Nasdaq. Our Sponsor may also, in its discretion, consider selling its interest in us to another sponsor entity, which may result in a change to our management team.

Recent Developments

On April 27, 2026, we amended the WCL Promissory Notes to each of William J. Sandbrook, Michael Andretti and William M. Brown, to increase the total principal amounts to $2,100,000, $875,000 and $1,400,000, respectively.

On April 30, 2026, we drew $180,000 from the WCL Promissory Notes, which consisted of $144,000 from William J. Sandbrook and $36,000 from Michael Andretti. After April 30, 2026, a drawdown of $3,135,000 remains available for withdrawal.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since May 21, 2024 (inception) through March 31, 2026 have been (i) organizational activities and (ii) activities relating to (x) the Initial Public Offering and (y) identifying and evaluating prospective acquisition candidates and activities in connection with the initial Business Combination. We will not generate any operating revenues until after completion of our initial Business Combination. We have generated non-operating income in the form of interest income on investments held in the Trust Account after the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, among other things), as well as for due diligence expenses.

For the three months ended March 31, 2026, we had net income of $1,841,144, which consisted of interest earned on marketable securities held in Trust Account of $2,147,774, partially offset by general and administrative cost of $306,630.

For the three months ended March 31, 2025, we had net income of $2,263,403, which consisted of interest earned on marketable securities held in Trust Account of $2,455,602, partially offset by general and administrative cost of $192,199.

Liquidity, Capital Resources and Going Concern

Following the Initial Public Offering, including the full exercise of the over-allotment option, and the Private Placement, a total of $231,150,000 was initially placed in the Trust Account. We incurred fees of $15,014,904 in the Initial Public Offering, consisting of $4,600,000 of cash underwriting fee, the deferred underwriting fee of $9,775,000 and $639,904 of other offering costs.

As of March 31, 2026 and December 31, 2025, we had $150,516 and $48,469, respectively of cash in our operating account. As of March 31, 2026 and December 31, 2025, we had a working capital surplus of $274,364 and working capital deficit of $29,006, respectively. As of March 31, 2026 and December 31, 2025, approximately $15,259,067 and $13,111,293 of the amount earned on funds held in the Trust Account was available to pay taxes, if any.

As of March 31, 2026 and December 31, 2025, we had marketable securities held in the Trust Account of $246,409,067 and $244,261,293, respectively (including approximately $15,259,067 and $13,111,293, respectively, of interest income). We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of taxes payable, if any, and exclude the deferred underwriting fee), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the Trust Account, we may, at any time (based on our management team’s ongoing assessment of all factors related to our potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest-bearing demand deposit account at a bank.

As of March 31, 2026 and December 31, 2025, we had cash held outside of the Trust Account of approximately $150,516 and $48,469, respectively. We use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants, or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

Our liquidity needs through March 31, 2026 have been satisfied through (i) a contribution of $25,000 from the Sponsor in exchange for the issuance of our founder shares, (ii) loans pursuant to the IPO Promissory Note and the WCL Promissory Notes, and (iii) the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside the Trust Account.

Working Capital Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us Working Capital Loans, as may be required. If we complete a Business Combination, we intend to repay such Working Capital Loans. In the event that the initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans, but no proceeds from our Trust Account will be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement units at a price of $10.00 per unit at the option of the lender. Such units and their underlying securities would be identical to the Private Placement Units, including as to exercise price, exercisability and exercise period of the underlying warrants. Prior to the completion of our initial Business Combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. See below for more information on the WCL Promissory Notes we issued in connection with Working Capital Loans from the WCL Payees.

Promissory Notes

Prior to the closing of our Initial Public Offering, on May 21, 2024, our Sponsor agreed to loan us an aggregate of up to $300,000 under the IPO Promissory Note to cover expenses related to the Initial Public Offering. On July 16, 2024, we amended the IPO Promissory Note to increase the principal amount to $400,000. Such loans and advances were non-interest bearing and payable on the earlier of December 31, 2024 or the completion of our Initial Public Offering. The loan of $312,130 was fully repaid upon the consummation of our Initial Public Offering on September 9, 2024. No additional borrowing is available under the IPO Promissory Note.

On October 14, 2025, we issued the WCL Promissory Notes, three separate unsecured promissory notes to each of the WCL Payees, for an aggregate principal amount of $1,500,000. The proceeds of the WCL Promissory Notes, which may be drawn from time to time prior to the WCL Maturity Date, will be used by us for working capital purposes. The WCL Promissory Notes bear no interest and are due and payable upon the earlier of (i) the consummation of the Business Combination and (ii) the date of our liquidation. In the event that we do not consummate a Business Combination, the WCL Promissory Notes will be repaid only from amounts remaining outside of the Trust Account, if any. If, prior to the Business Combination, the principal balances of the WCL Promissory Notes have not been paid in full, then, at the WCL Payees’ option and subject to certain conditions, up to the total principal amounts of the WCL Promissory Notes may be converted into WCL Conversion Units, each consisting of one Class A ordinary share and one-half of one warrant, at a conversion price of $10.00 per WCL Conversion Unit, on the date of the Business Combination. The WCL Conversion Units and their underlying securities shall be identical to the Private Placement Units and their underlying securities. WCL Conversion Units and their underlying securities are entitled to the registration rights set forth in that certain registration rights agreement. A failure to pay the principal outstanding amount of the WCL Promissory Notes within one business day of the WCL Maturity Date shall be deemed an event of default, in which case the WCL Payees may declare the WCL Promissory Notes due and payable immediately. The issuance of the WCL Promissory Notes was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. As of March 31, 2026, we had borrowed $1,060,000 from the WCL Promissory Notes which consisted of $508,800 from William J. Sandbrook, $212,000 from Michael Andretti and $339,200 from William M. Brown against the WCL Promissory Notes and had $440,000 available for withdrawal.

Going Concern

In connection with our assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements—Going Concern,” management has determined that we currently lack the liquidity we need to sustain operations for a reasonable period of time, which is considered to be at least one year from the date that the financial statements and the notes thereto included elsewhere in this Quarterly Report are issued, as we expect to continue to incur significant costs in pursuit of our acquisition plans. In addition, management has determined that if we are unable to complete an initial Business Combination within the Combination Period, then we will cease all operations except for the purpose of liquidating. These conditions raise substantial doubt about our ability to continue as a going concern. Management plans to consummate an initial Business Combination prior to the end of the Combination Period. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after September 9, 2026. There can be no assurance that our plans to raise capital or to consummate an initial Business Combination will be successful.

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

For the three months ended March 31, 2026 and 2025, we incurred and paid $45,000 in such fees to our Chief Executive Officer.

Underwriting Agreement

We granted the underwriters a 45-day option from the date of the Initial Public Offering to purchase up to an additional 3,000,000 Units to cover over-allotments, if any. On September 9, 2024, the underwriters fully exercised their over-allotment option.

The underwriters were paid a cash underwriting discount of $4,600,000 (2.00% of the gross proceeds of the Public Units offered in the Initial Public Offering). Additionally, the underwriters were entitled to the deferred underwriting fee of 4.25% of the gross proceeds of the base Initial Public Offering held in the Trust Account, which equated to $9,775,000 in the aggregate, following the full exercise of the over-allotment option. The deferred underwriting fee is payable to the underwriters upon the completion of the initial Business Combination, subject to the terms of the Underwriting Agreement.

On December 17, 2025, we entered into the Underwriting Agreement Amendment, which is effective and conditioned upon the closing of the StoreDot Business Combination. As a result of the StoreDot Termination Agreement, the StoreDot BCA and related agreements are of no further force and effect.

Capital Markets Advisory Agreement

On February 13, 2025, we entered into the Capital Markets Advisory Agreement with an advisor to provide capital market advisory services in connection with the completion of a Business Combination with an identified target. If a Business Combination is consummated with the identified target the advisor will be entitled to a cash fee of $4,250,000, payable at the closing of the Business Combination. At our discretion, 50% of the fee can be paid in the form of ordinary shares of the surviving company. Further, we, in our sole discretion, can pay up to an additional $750,000 fee in connection with the advisor’s performance. The advisor is also entitled to reimbursement of incurred expenses that shall not exceed $75,000.

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

On December 16, 2025, we further amended the Capital Markets Advisory Agreement and as a result, the fee as amended is contingent on the closing of the StoreDot Business Combination. As a result of the StoreDot Termination Agreement, the StoreDot BCA and related agreements are of no further force and effect.

Registration Rights Agreement

The holders of (i) the founder shares, (ii) the Private Placement Units and (iii) any private placement-equivalent units issued in connection with the Working Capital Loans, if any (and in each case holders of their underlying securities, as applicable) are entitled to registration rights pursuant to the registration rights agreement, requiring us to register such securities for resale (in the case of the founder shares, only after conversion to our Class A Ordinary Shares). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggyback” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. BTIG may only make a demand on one occasion and only during the five-year period beginning on the effective date of the IPO Registration Statement. In addition, BTIG may participate in a “piggyback” registration only during the seven-year period beginning on the effective date of the IPO Registration Statement. We will bear the expenses incurred in connection with the filing of any such registration statements.

Letter Agreement

Our Sponsor, directors and officers have entered into a letter agreement with us, pursuant to which, they have waived their rights to liquidating distributions from the Trust Account with respect to any founder shares held by them if we fail to complete our initial Business Combination within the Combination Period. However, if they acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if we fail to complete our initial Business Combination within the Combination Period.

Additionally, pursuant to the letter agreement, our Sponsor, directors and officers will not propose any amendment to our amended and restated memorandum and articles of association to modify (i) the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination within the Combination Period or (ii) any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, unless we provide our public shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, divided by the number of then outstanding Public Shares.

Critical Accounting Estimates and Standards

The preparation of the unaudited condensed financial statements and notes thereto included elsewhere in this Quarterly Report in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and the disclosure of contingent assets and liabilities, in our financial statements. These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments, and we evaluate these estimates on an ongoing basis. To the extent actual experience differs from the assumptions used, our financial statements and notes thereto included elsewhere in this Quarterly Report could be materially affected. As of March 31, 2026, we did not have any critical accounting estimates to be disclosed.

Recent Accounting Standards

Management does not believe that there are any recently issued, but not yet effective, accounting standards, which, if currently adopted, would have a material effect on the unaudited condensed financial statements and notes thereto included elsewhere in this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as the Quarterly Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer, Principal Financial and Accounting Officer (the “Certifying Officer”), as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our Certifying Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officer concluded that our disclosure controls and procedures were effective as of March 31, 2026

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarterly period ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

To the knowledge of our management team, there is no material litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Quarterly Report. However, for detailed descriptions of the risks relating to our Company, see the section titled “Risk Factors” contained in our (i) IPO Registration Statement, (ii) Annual Reports on Form 10-K for the fiscal years ended December 31, 2025 and December 31, 2024, as filed with the SEC on March 24, 2026 and March 25, 2025, and (iii) our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025, as filed with the SEC on May 12, 2025. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks not presently known to us or that we currently deem immaterial may also affect ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

There were no sales of unregistered securities during the quarterly period covered by the Quarterly Report

Use of Proceeds

There were no offerings of registered securities and therefore no planned use of proceeds from such offerings during the quarterly period covered by the Quarterly Report. For a description of the use of proceeds generated in our Initial Public Offering and Private Placement, see Part I, Item 2 of our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024, as filed with the SEC on November 7, 2024.There has been no material change in the planned use of proceeds from our Initial Public Offering and Private Placement as described in the IPO Registration Statement. The specific investments in our Trust Account may change from time to time.

Item 3. Defaults Upon Senior Securities

There were no purchases of our equity securities by us or an affiliate during the quarterly period covered by the Quarterly Report..

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Trading Arrangements

During the quarterly period ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Additional Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certification of the Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).

*	Filed herewith.
**	This certification is furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANDRETTI ACQUISITION CORP. II

Date: May 7, 2026	By:	/s/ William M. Brown
	Name:	William M. Brown
	Title:	Chief Executive Officer, Principal Financial and Accounting Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)