Form 10-Q
period 2026-06-30
Andretti Acquisition Corp. II
filed 2026-08-06
CIK 2025341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2026

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

`

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

As of August 6, 2026, there were 23,760,000 Class A ordinary shares, par value $0.0001 per share, and 5,750,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

ANDRETTI ACQUISITION CORP. II

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ANDRETTI ACQUISITION CORP. II

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2026	2025
	(Unaudited)
ASSETS
Current assets
Cash	$225,380	$48,469
Prepaid expenses	67,894	113,584
Total current assets	293,274	162,053
Marketable securities held in Trust Account	248,590,139	244,261,293
TOTAL ASSETS	$248,883,413	$244,423,346
LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$6,675	$191,059
Total current liabilities	6,675	191,059
Convertible note - related party	1,240,000	450,000
Deferred underwriting fees payable	9,775,000	9,775,000
TOTAL LIABILITIES	11,021,675	10,416,059

COMMITMENTS AND CONTINGENCIES (Note 6)

Class A ordinary shares subject to possible redemption, 23,000,000 shares at redemption value of $10.81 and $10.62 per share at June 30, 2026 and December 31, 2025, respectively	248,590,139	244,261,293

SHAREHOLDERS’ DEFICIT
Preference shares, $0.0001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 760,000 shares issued and outstanding at June 30, 2026 and December 31, 2025 (excluding 23,000,000 shares subject to possible redemption)	76	76
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,750,000 shares issued and outstanding at June 30, 2026 and December 31, 2025	575	575
Additional paid-in capital	—	—
Accumulated deficit	(10,729,052)	(10,254,657)
TOTAL SHAREHOLDERS’ DEFICIT	(10,728,401)	(10,254,006)
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT	$248,883,413	$244,423,346

The accompanying notes are an integral part of these unaudited condensed financial statements.

ANDRETTI ACQUISITION CORP. II

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
General and administrative costs	$167,765	$180,616	$474,395	$372,815
Loss from operations	(167,765)	(180,616)	(474,395)	(372,815)

OTHER INCOME
Interest earned on marketable securities held in Trust Account	2,181,072	2,470,419	4,328,846	4,926,021
Total other income	2,181,072	2,470,419	4,328,846	4,926,021

NET INCOME	$2,013,307	$2,289,803	$3,854,451	$4,553,206

Weighted average shares outstanding, Class A redeemable ordinary shares	23,000,000	23,000,000	23,000,000	23,000,000
Basic and diluted net income per share, Class A redeemable ordinary shares	$0.07	$0.08	$0.13	$0.15
Weighted average shares outstanding, Class A and Class B non-redeemable ordinary shares	6,510,000	6,510,000	6,510,000	6,510,000
Basic and diluted net income per share, Class A and Class B non-redeemable ordinary shares	$0.07	$0.08	$0.13	$0.15

The accompanying notes are an integral part of these unaudited condensed financial statements.

ANDRETTI ACQUISITION CORP. II

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance – December 31, 2025	760,000	$76	5,750,000	$575	$—	$(10,254,657)	$(10,254,006)

Accretion for Class A ordinary shares subject to possible redemption	—	—	—	—	—	(2,147,774)	(2,147,774)

Net income	—	—	—	—	—	1,841,144	1,841,144

Balance – March 31, 2026 (unaudited)	760,000	76	5,750,000	575	—	(10,561,287)	(10,560,636)

Accretion for Class A ordinary shares subject to possible redemption	—	—	—	—	—	(2,181,072)	(2,181,072)

Net income	—	—	—	—	—	2,013,307	2,013,307

Balance – June 30, 2026 (unaudited)	760,000	$76	5,750,000	$575	$—	$(10,729,052)	$(10,728,401)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance – December 31, 2024	$760,000	$76	5,750,000	$575	$ —	$(8,843,780)	$(8,843,129)

Accretion for Class A ordinary shares subject to possible redemption	—	—	—	—	―	(2,455,602)	(2,455,602)

Net income	—	—	—	—	—	2,263,403	2,263,403

Balance – March 31, 2025 (unaudited)	760,000	76	5,750,000	575	—	(9,035,979)	(9,035,328)

Accretion for Class A ordinary shares subject to possible redemption	—	—	—	—	―	(2,470,419)	(2,470,419)

Net income	—	—	—	—	—	2,289,803	2,289,803

Balance – June 30, 2025 (unaudited)	760,000	$76	5,750,000	$575	$—	$(9,216,595)	$(9,215,944)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ANDRETTI ACQUISITION CORP. II

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2026	2025
Cash Flows from Operating Activities:
Net income	$3,854,451	$4,553,206
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(4,328,846)	(4,926,021)
Changes in operating assets and liabilities:
Prepaid expenses	45,690	(28,796)
Long-term prepaid insurance	—	56,550
Accrued expenses	(184,384)	6,044
Net cash used in operating activities	(613,089)	(339,017)

Cash Flows from Financing Activities:
Proceeds from convertible promissory note - related party	790,000	—
Net cash provided by financing activities	790,000	—

Net Change in Cash	176,911	(339,017)
Cash – Beginning of period	48,469	798,454
Cash – End of period	$225,380	$459,437

The accompanying notes are an integral part of these unaudited condensed financial statements.

ANDRETTI ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

As of June 30, 2026, the Company had not commenced any operations. All activities for the period from May 21, 2024 (inception) through June 30, 2026 relate to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

ANDRETTI ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

The Company will provide the Company’s public shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the initial Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public shareholders will be entitled to redeem their shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (less taxes payable), divided by the number of then outstanding Public Shares, subject to the limitations. As of June 30, 2026, the amount in the Trust Account was $10.81 per Public Share.

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

ANDRETTI ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

Liquidity, Capital Resources and Going Concern

As of June 30, 2026, the Company had operating cash of $225,380 and a working capital surplus of $286,599. The Company intends to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Presentation of Financial Statements - Going Concern,” as of this filing, the Company may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the SEC on March 24, 2026. The interim results for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

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

JUNE 30, 2026

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $225,380 and $48,469 in cash, respectively, and no cash equivalents as of June 30, 2026 and December 31, 2025.

Marketable Securities Held in Trust Account

As of June 30, 2026 and December 31, 2025, the assets held in the Trust Account, amounting to $248,590,139 and $244,261,293, respectively, were held in marketable securities invested in U.S. Treasury funds.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheets, primarily due to their short-term nature.

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

ANDRETTI ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Warrant Instruments

The Company accounted for the public warrants (the “Public Warrants”) underlying the Units issued in connection with the Initial Public Offering and the Private Placement Warrants (defined below) underlying the Private Placement Units sold in the Private Placement consummated simultaneously with the Initial Public Offering in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging.” Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned values. There were 11,880,000 warrants outstanding, including 11,500,000 Public Warrants and 380,000 Private Placement Warrants as of June 30, 2026 and December 31, 2025.

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. At the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of June 30, 2026 and December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets, and the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Class A ordinary shares subject to possible redemption, December 31, 2025	$244,261,293
Plus:
Accretion of carrying value to redemption value	2,147,774
Class A ordinary shares subject to possible redemption, March 31, 2026	$246,409,067
Plus:
Accretion of carrying value to redemption value	2,181,072
Class A ordinary shares subject to possible redemption, June 30, 2026	$248,590,139

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income per share is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period. The calculation of diluted income per share does not consider the effect of the rights issued in connection with the (i) Initial Public Offering and (ii) exercise of the over-allotment option as the exercise of the rights is contingent upon the occurrence of future events.

Income and losses are shared pro rata between the Class A redeemable ordinary share and Class A and B non-redeemable ordinary shares. Net income per Class A redeemable ordinary share and Class A and B non-redeemable ordinary share is calculated by dividing the net income by the weighted average ordinary shares outstanding for the respective period.

ANDRETTI ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

The following table reflects the calculation of basic and diluted net income per ordinary share:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2026		2025		2026		2025
	Class A redeemable	Class A and B non-redeemable	Class A redeemable	Class A and B non-redeemable	Class A redeemable	Class A and B non-redeemable	Class A redeemable	Class A and B non-redeemable
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income	$1,569,165	$444,142	$1,784,665	$505,138	$3,004,147	$850,304	$3,548,754	$1,004,452
Denominator:
Basic and diluted weighted average ordinary shares outstanding	23,000,000	6,510,000	23,000,000	6,510,000	23,000,000	6,510,000	23,000,000	6,510,000
Basic and diluted net income per ordinary share	$0.07	$0.07	$0.08	$0.08	$0.13	$0.13	$0.15	$0.15

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

Warrants — As of June 30, 2026 and December 31, 2025, there were 11,880,000 warrants outstanding, including 11,500,000 Public Warrants and 380,000 Private Placement Warrants. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. The warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

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

JUNE 30, 2026

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

JUNE 30, 2026

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

ANDRETTI ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

Promissory Notes — Related Party

The Sponsor had agreed to loan the Company an aggregate of up to $400,000, as amended on July 16, 2024, to be used for a portion of the expenses of the Initial Public Offering under a promissory note (the “IPO Promissory Note”). The loan was non-interest bearing, unsecured and due at the earlier of December 31, 2024 or the closing of the Initial Public Offering. The Company incurred and repaid the total of $312,130 outstanding balance under the IPO Promissory Note at the closing of the Initial Public Offering on September 9, 2024. As of June 30, 2026 and December 31, 2025, borrowings under the IPO Promissory Note were no longer available.

On October 14, 2025, the Company issued three separate unsecured promissory notes (the “Original Notes”) to each of William J. Sandbrook, Michael Andretti and William M. Brown (collectively, the “WCL Payees”), in total principal amounts of $720,000, $300,000 and $480,000, respectively. On April 27, 2026, the Company amended and restated the Original Notes (the “WCL Promissory Notes”) to each of William J. Sandbrook, Michael Andretti and William M. Brown, to increase the total principal amounts to $2,100,000, $875,000 and $1,400,000, respectively. The proceeds of the WCL Promissory Notes, which may be drawn from time to time prior to the WCL Maturity Date (as defined below), will be used by the Company for working capital purposes. The WCL Promissory Notes bear no interest and are due and payable upon the earlier of (i) the consummation of the Business Combination and (ii) the date of liquidation of the Company (such earlier date, the “WCL Maturity Date”). In the event that the Company does not consummate a Business Combination, the WCL Promissory Notes will be repaid only from amounts remaining outside of the Trust Account, if any. If, prior to the Business Combination, the principal balances of the WCL Promissory Notes have not been paid in full, then, at the WCL Payees’ option and subject to certain conditions, up to an aggregate of $1,500,000 of the total principal amounts of the WCL Promissory Notes may be converted into units of the Company (the “WCL Conversion Unit”), each consisting of one Class A ordinary share and one-half of one redeemable warrant, of the Company at a conversion price of $10.00 per WCL Conversion Unit, on the date of the Business Combination. The WCL Conversion Units shall be identical to the Private Placement Units. The WCL Conversion Units and their underlying securities are entitled to the registration rights set forth in that certain registration rights agreement by and between the Company and the parties thereto, dated as of September 5, 2024. A failure to pay the principal outstanding amount of the WCL Promissory Notes within one business day of the WCL Maturity Date shall be deemed an event of default, in which case the WCL Payees may declare the WCL Promissory Notes due and payable immediately. The issuance of the Original Notes and WCL Promissory Notes was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. As of June 30, 2026, the Company had borrowed $1,240,000 from the WCL Promissory Notes which consisted of $652,800 from William J. Sandbrook, $248,000 from Michael Andretti and $339,200 from William M. Brown against the WCL Promissory Notes and had $3,135,000 available for withdrawal. As of December 31, 2025, the Company had borrowed $450,000 from the Original Notes which consisted of $216,000 from William J. Sandbrook, $90,000 from Michael Andretti and $144,000 from William M. Brown against the Original Notes and had $1,050,000 available for withdrawal.

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

For the three and six months ended June 30, 2026 and 2025, the Company incurred and paid $45,000 and $90,000 in fees for these services, respectively, which are included in general and administrative costs on the condensed statements of operations.

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

ANDRETTI ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

Registration Rights

The holders of founder shares, Private Placement Units (and their underlying securities) and Units that may be issued upon conversion of working capital loans (“Working Capital Loans”) (and their underlying securities), if any, and any Class A ordinary shares issuable upon conversion of the founder shares and any Class A ordinary shares held by the Sponsor at the completion of the Initial Public Offering or acquired prior to or in connection with the initial Business Combination, are entitled to registration rights pursuant to a registration rights agreement signed on September 5, 2024. These holders are entitled to make up to three demands and have piggyback registration rights. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

The underwriters were entitled to a cash underwriting discount of 2.00% of the gross proceeds of the Initial Public Offering, or $4,600,000 in the aggregate, paid on September 9, 2024, at the closing of the Initial Public Offering. Additionally, the underwriters are entitled to deferred underwriting fees of 4.25% of the gross proceeds of the Initial Public Offering, or $9,775,000 in the aggregate, payable upon the completion of the Company’s initial Business Combination subject to the terms of the Underwriting Agreement (as defined below).

On December 17, 2025, the Company and BTIG entered into an amendment (the “UA Amendment”) to the underwriting agreement, dated as of September 5, 2024, between the Company and BTIG as representative of the several underwriters (the “Underwriting Agreement”), to amend the deferred underwriting fees. The UA Amendment is effective and conditioned upon the closing of the StoreDot Business Combination. As a result of the StoreDot Termination Agreement, the UA Amendment is of no further force and effect.

As the amended deferred underwriting fees are conditioned on the closing of the StoreDot Business Combination that is not considered probable as of June 30, 2026, the deferred underwriting fees are reflected as $9,775,000 and have not been impacted by the UA Amendment.

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

On December 16, 2025, the Company amended the October 6, 2025 Capital Markets Advisory Agreement, and as a result, the fees as amended are contingent on the closing of the StoreDot Business Combination. On February 17, 2026, the StoreDot Business Combination was terminated, as a result, no fees are due, or have been recorded under the Capital Market Advisory Agreement.

ANDRETTI ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. As of June 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 500,000,000 Class A ordinary shares at par value of $0.0001 each. As of June 30, 2026 and December 31, 2025, there were 760,000 Class A ordinary shares issued and outstanding, excluding 23,000,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue a total of 50,000,000 Class B ordinary shares at par value of $0.0001 each. On May 24, 2024, the Company issued 5,750,000 Class B ordinary shares to the Sponsor for $25,000, or approximately $0.004 per share. The founder shares included an aggregate of up to 750,000 shares subject to forfeiture if the over-allotment option was not exercised by the underwriters in full. As of June 30, 2026 and December 31, 2025, there were 5,750,000 Class B ordinary shares issued and outstanding.

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

JUNE 30, 2026

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

The following tables present information about the Company’s equity instruments that are measured at fair value at June 30, 2026 and December 31, 2025, and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	June 30, 2026
Assets:
Marketable securities held in Trust Account	1	$248,590,139

	Level	December 31, 2025
Assets:
Marketable securities held in Trust Account	1	$244,261,293

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

JUNE 30, 2026

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

	June 30, 2026	December 31, 2025
Marketable securities held in Trust Account	$248,590,139	$244,261,293
Cash	$225,380	$48,469

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
General and administrative costs	$167,765	$180,616	$474,395	$372,815
Interest earned on marketable securities held in Trust Account	$2,181,072	$2,470,419	$4,328,846	$4,926,021

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

On July 30, 2026, the Company filed a definitive proxy statement in connection with an upcoming extraordinary general meeting in lieu of an annual general meeting of its shareholders to, among other things, seek an extension of the Combination Period from September 9, 2026 to September 9, 2027.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026 (this “Quarterly Report”), including, without limitation, statements under this Item regarding our financial position, possible Business Combinations and the financing thereof, and related matters, and the plans and objectives of Management for future operations, are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. When used in the Report, words such as “may,” “should,” “could,” “would,” “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our Management, identify forward-looking statements. We have based these forward-looking statements on our Management’s current expectations and projections about future events, as well as assumptions made by, and information currently available to our Management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

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

WCL Promissory Notes

On October 14, 2025, we issued three Original Notes to each of William J. Sandbrook, Michael Andretti and William M. Brown in total principal amounts of $720,000, $300,000 and $480,000, respectively.

On April 27, 2026, we amended and restated the Original Notes to each of William J. Sandbrook, Michael Andretti and William M. Brown, to increase the total principal amounts to $2,100,000, $875,000 and $1,400,000, respectively.

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

Recent Developments

On July 30, 2026, we filed a definitive proxy statement in connection with an upcoming extraordinary general meeting in lieu of an annual general meeting of our shareholders to, among other things, seek an extension of the Combination Period from September 9, 2026 to September 9, 2027.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since May 21, 2024 (inception) through June 30, 2026 have been (i) organizational activities and (ii) activities relating to (x) the Initial Public Offering and (y) identifying and evaluating prospective acquisition candidates and activities in connection with the initial Business Combination. We will not generate any operating revenues until after completion of our initial Business Combination. We have generated non-operating income in the form of interest income on investments held in the Trust Account after the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, among other things), as well as for due diligence expenses.

For the three months ended June 30, 2026, we had net income of $2,013,307, which consisted of interest earned on marketable securities held in Trust Account of $2,181,072, partially offset by general and administrative costs of $167,765.

For the three months ended June 30, 2025, we had net income of $2,289,803, which consisted of interest earned on marketable securities held in Trust Account of $2,470,419, partially offset by general and administrative costs of $180,616.

For the six months ended June 30, 2026, we had net income of $3,854,451, which consisted of interest earned on marketable securities held in Trust Account of $4,328,846, partially offset by general and administrative costs of $474,395.

For the six months ended June 30, 2025, we had net income of $4,553,206, which consisted of interest earned on marketable securities held in Trust Account of $4,926,021, partially offset by general and administrative costs of $372,815.

Liquidity, Capital Resources and Going Concern

Following the Initial Public Offering, including the full exercise of the over-allotment option, and the Private Placement, a total of $231,150,000 was initially placed in the Trust Account. We incurred fees of $15,014,904 in the Initial Public Offering, consisting of $4,600,000 of the cash underwriting fees, the deferred underwriting fees of $9,775,000 and $639,904 of other offering costs.

As of June 30, 2026 and December 31, 2025, we had $225,380 and $48,469, respectively of cash in our operating account. As of June 30, 2026 and December 31, 2025, we had a working capital surplus of $286,599 and working capital deficit of $29,006, respectively. As of June 30, 2026 and December 31, 2025, approximately $17,440,139 and $13,111,293 of the amount earned on funds held in the Trust Account was available to pay taxes, if any.

As of June 30, 2026 and December 31, 2025, we had marketable securities held in the Trust Account of $248,590,139 and $244,261,293, respectively (including approximately $17,440,139 and $13,111,293, respectively, of interest income). We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of taxes payable, if any, and exclude the deferred underwriting fees), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

As of June 30, 2026 and December 31, 2025, we had cash held outside of the Trust Account of approximately $225,380 and $48,469, respectively. We use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants, or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

Our liquidity needs through June 30, 2026 have been satisfied through (i) a contribution of $25,000 from the Sponsor in exchange for the issuance of our founder shares, (ii) loans pursuant to the IPO Promissory Note and the WCL Promissory Notes, and (iii) the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside the Trust Account.

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

On October 14, 2025, we issued the three Original Notes to each of the WCL Payees, for an aggregate principal amount of $1,500,000. On April 27, 2026, the Company amended and restated the Original Notes to each of the WCL Payees to increase the aggregate principal amount from $1,500,000 to $4,375,000. The proceeds of the WCL Promissory Notes, which may be drawn from time to time prior to the WCL Maturity Date, will be used by us for working capital purposes. The WCL Promissory Notes bear no interest and are due and payable upon the earlier of (i) the consummation of the Business Combination and (ii) the date of our liquidation. In the event that we do not consummate a Business Combination, the WCL Promissory Notes will be repaid only from amounts remaining outside of the Trust Account, if any. If, prior to the Business Combination, the principal balances of the WCL Promissory Notes have not been paid in full, then, at the WCL Payees’ option and subject to certain conditions, up to an aggregate of $1,500,000 of the total principal amounts of the WCL Promissory Notes may be converted into WCL Conversion Units, each consisting of one Class A ordinary share and one-half of one warrant, at a conversion price of $10.00 per WCL Conversion Unit, on the date of the Business Combination. The WCL Conversion Units and their underlying securities shall be identical to the Private Placement Units and their underlying securities. WCL Conversion Units and their underlying securities are entitled to the registration rights set forth in that certain registration rights agreement. A failure to pay the principal outstanding amount of the WCL Promissory Notes within one business day of the WCL Maturity Date shall be deemed an event of default, in which case the WCL Payees may declare the WCL Promissory Notes due and payable immediately. The issuance of the Original Notes and WCL Promissory Notes was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. As of June 30, 2026, we had borrowed $1,240,000 from the WCL Promissory Notes which consisted of $652,800 from William J. Sandbrook, $248,000 from Michael Andretti and $339,200 from William M. Brown against the WCL Promissory Notes and had $3,135,000 available for withdrawal.

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

For the three and six months ended June 30, 2026 and 2025, we incurred and paid $45,000 and $90,000, respectively, in such fees to our Chief Executive Officer.

Underwriting Agreement

We granted the underwriters a 45-day option from the date of the Initial Public Offering to purchase up to an additional 3,000,000 Units to cover over-allotments, if any. On September 9, 2024, the underwriters fully exercised their over-allotment option.

The underwriters were paid a cash underwriting discount of $4,600,000 (2.00% of the gross proceeds of the Public Units offered in the Initial Public Offering). Additionally, the underwriters were entitled to the deferred underwriting fees of 4.25% of the gross proceeds of the base Initial Public Offering held in the Trust Account, which equated to $9,775,000 in the aggregate, following the full exercise of the over-allotment option. The deferred underwriting fees are payable to the underwriters upon the completion of the initial Business Combination, subject to the terms of the Underwriting Agreement.

On December 17, 2025, we entered into the UA Amendment, which is effective and conditioned upon the closing of the StoreDot Business Combination. As a result of the StoreDot Termination Agreement, the StoreDot BCA and related agreements are of no further force and effect.

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

Critical Accounting Estimates and Standards

The preparation of the unaudited condensed financial statements and notes thereto included elsewhere in this Quarterly Report in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and the disclosure of contingent assets and liabilities, in our financial statements. These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments, and we evaluate these estimates on an ongoing basis. To the extent actual experience differs from the assumptions used, our financial statements and notes thereto included elsewhere in this Quarterly Report could be materially affected. As of June 30, 2026, we did not have any critical accounting estimates to be disclosed.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as the Quarterly Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer, Principal Financial and Accounting Officer (the “Certifying Officer”), as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our Certifying Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officer concluded that our disclosure controls and procedures were effective as of June 30, 2026.

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

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarterly period ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

There were no sales of unregistered securities during the quarterly period covered by the Quarterly Report.

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

Item 3. Defaults Upon Senior Securities

There were no purchases of our equity securities by us or an affiliate during the quarterly period covered by the Quarterly Report.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Trading Arrangements

During the quarterly period ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

ANDRETTI ACQUISITION CORP. II

Date: August 6, 2026	By:	/s/ William M. Brown
	Name:	William M. Brown
	Title:	Chief Executive Officer, Principal Financial and Accounting Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)