Form 10-Q
period 2026-09-30
Andretti Acquisition Corp. II
filed 2026-11-12
CIK 2025341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2026

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

As of November 12, 2026, there were 13,733,809 Class A ordinary shares, par value $0.0001 per share, and one Class B ordinary share, par value $0.0001 per share, issued and outstanding.

ANDRETTI ACQUISITION CORP. II

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ANDRETTI ACQUISITION CORP. II

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2026	2025
	(Unaudited)
ASSETS
Current assets
Cash	$141,722	$48,469
Prepaid expenses	23,412	113,584
Total current assets	165,134	162,053
Marketable securities held in Trust Account	78,806,853	244,261,293
TOTAL ASSETS	$78,971,987	$244,423,346

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$86,122	$191,059
Non-redemption agreement liability	553,350	—
Total current liabilities	639,472	191,059
Convertible note - related party	1,390,000	450,000
Deferred underwriting fees payable	9,775,000	9,775,000
TOTAL LIABILITIES	11,804,472	10,416,059

COMMITMENTS AND CONTINGENCIES (Note 6)

Class A ordinary shares subject to possible redemption, 7,223,810 and 23,000,000 shares at redemption value of $10.91 and $10.62 per share at September 30, 2026 and December 31, 2025, respectively	78,806,853	244,261,293

SHAREHOLDERS’ DEFICIT
Preference shares, $0.0001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 6,509,999 and 760,000 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively (excluding 7,223,810 and 23,000,000 shares subject to possible redemption, respectively)	651	76
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 1 and 5,750,000 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	—	575
Additional paid-in capital	—	—
Accumulated deficit	(11,639,989)	(10,254,657)
TOTAL SHAREHOLDERS’ DEFICIT	(11,639,338)	(10,254,006)
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT	$78,971,987	$244,423,346

The accompanying notes are an integral part of these unaudited condensed financial statements.

ANDRETTI ACQUISITION CORP. II

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
General and administrative costs	$357,587	$270,994	$831,982	$643,809
Loss from operations	(357,587)	(270,994)	(831,982)	(643,809)

OTHER INCOME (EXPENSE)
Non-redemption agreement expense	(762,352)	—	(762,352)	—
Change in fair value of non-redemption agreement liability	209,002	—	209,002	—
Interest earned on marketable securities held in Trust Account	1,905,178	2,501,400	6,234,024	7,427,421
Total other income	1,351,828	2,501,400	5,680,674	7,427,421

NET INCOME	$994,241	$2,230,406	$4,848,692	$6,783,612

Weighted average shares outstanding, Class A redeemable ordinary shares	19,185,976	23,000,000	21,723,985	23,000,000
Basic and diluted net income per share, Class A redeemable ordinary shares	$0.04	$0.08	$0.17	$0.23
Weighted average shares outstanding, Class A and Class B non-redeemable ordinary shares	6,510,000	6,510,000	6,510,000	6,510,000
Basic and diluted net income per share, Class A and Class B non-redeemable ordinary shares	$0.04	$0.08	$0.17	$0.23

The accompanying notes are an integral part of these unaudited condensed financial statements.

ANDRETTI ACQUISITION CORP. II

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance – December 31, 2025	760,000	$76	5,750,000	$575	$—	$(10,254,657)	$(10,254,006)
Accretion for Class A ordinary shares subject to possible redemption	—	—	—	—	—	(2,147,774)	(2,147,774)
Net income	—	—	—	—	—	1,841,144	1,841,144
Balance – March 31, 2026 (Unaudited)	760,000	$76	5,750,000	$575	$—	$(10,561,287)	$(10,560,636)
Accretion for Class A ordinary shares subject to possible redemption	—	—	—	—	—	(2,181,072)	(2,181,072)
Net income	—	—	—	—	—	2,013,307	2,013,307
Balance – June 30, 2026 (Unaudited)	760,000	$76	5,750,000	$575	$—	$(10,729,052)	$(10,728,401)
Conversion of Class B ordinary shares to Class A ordinary shares	5,749,999	575	(5,749,999)	(575)	—	—	—
Accretion for Class A ordinary shares subject to possible redemption	—	—	—	—	—	(1,905,178)	(1,905,178)
Net income	—	—	—	—	—	994,241	994,241
Balance – September 30, 2026 (Unaudited)	6,509,999	$651	1	$—	$—	$(11,639,989)	$(11,639,338)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance – December 31, 2024	760,000	$76	5,750,000	$575	$—	$(8,843,780)	$(8,843,129)
Accretion for Class A ordinary shares subject to possible redemption	—	—	—	—	—	(2,455,602)	(2,455,602)
Net income	—	—	—	—	—	2,263,403	2,263,403
Balance – March 31, 2025 (Unaudited)	760,000	$76	5,750,000	$575	$—	$(9,035,979)	$(9,035,328)
Accretion for Class A ordinary shares subject to possible redemption	—	—	—	—	—	(2,470,419)	(2,470,419)
Net income	—	—	—	—	—	2,289,803	2,289,803
Balance – June 30, 2025 (Unaudited)	760,000	$76	5,750,000	$575	$—	$(9,216,595)	$(9,215,944)
Accretion for Class A ordinary shares subject to possible redemption	—	—	—	—	—	(2,501,400)	(2,501,400)
Net income	—	—	—	—	—	2,230,406	2,230,406
Balance – September 30, 2025 (Unaudited)	760,000	$76	5,750,000	$575	$—	$(9,487,589)	$(9,486,938)

  The accompanying notes are an integral part of these unaudited condensed financial statements.

ANDRETTI ACQUISITION CORP. II

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2026	2025
Cash Flows from Operating Activities:
Net income	$4,848,692	$6,783,612
Adjustments to reconcile net income to net cash used in operating activities:
Non-redemption agreement expense	762,352	—
Change in fair value of non-redemption agreement liability	(209,002)	—
Interest earned on marketable securities held in Trust Account	(6,234,024)	(7,427,421)
Changes in operating assets and liabilities:
Prepaid expenses	90,172	(42,486)
Long-term prepaid insurance	—	76,772
Accrued expenses	(104,937)	18,539
Net cash used in operating activities	(846,747)	(590,984)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account in connection with redemption	171,688,464	—
Net cash provided by investing activities	171,688,464	—

Cash Flows from Financing Activities:
Proceeds from convertible promissory note - related party	940,000	—
Redemption of ordinary shares	(171,688,464)	—
Net cash used in financing activities	(170,748,464)	—

Net Change in Cash	93,253	(590,984)
Cash – Beginning of period	48,469	798,454
Cash – End of period	$141,722	$207,470

The accompanying notes are an integral part of these unaudited condensed financial statements.

ANDRETTI ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

As of September 30, 2026, the Company had not commenced any operations. All activities for the period from May 21, 2024 (inception) through September 30, 2026 relate to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

The Company’s Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net balance in the Trust Account (as defined below) (excluding the amount of deferred underwriting discounts held and taxes payable on the income earned on the Trust Account) at the time of the signing of an agreement to enter into a Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

Following the closing of the Initial Public Offering, on September 9, 2024, an amount of $231,150,000 ($10.05 per Unit) from the net proceeds of the sale of the Units and the sale of the Private Placement Units was placed in the trust account (the “Trust Account”), with Continental Stock Transfer & Trust Company (“Continental”) acting as trustee and will only be invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company holds investments in the Trust Account, the Company may, at any time (based on management team’s ongoing assessment of all factors related to the Company’s potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest-bearing demand deposit account at a bank. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the Initial Public Offering and the sale of the Private Placement Units will not be released from the Trust Account until the earliest of (i) the completion of the Company’s initial Business Combination, (ii) the redemption of the Company’s Public Shares if the Company is unable to complete the initial Business Combination within 36 months from the closing of the Initial Public Offering, as extended by the Company’s shareholders on September 8, 2026, or by such earlier liquidation date as the Company’s board of directors may approve (the “Combination Period”), subject to applicable law, or (iii) the redemption of the Company’s Public Shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (the “Amended and Restated Charter”) to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s Public Shares if the Company has not consummated an initial Business Combination within the Combination Period or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

ANDRETTI ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

The Company will provide the Company’s public shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the initial Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public shareholders will be entitled to redeem their shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (less taxes payable), divided by the number of then outstanding Public Shares, subject to the limitations. As of September 30, 2026, the amount in the Trust Account was $10.91 per Public Share.

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

The Sponsor and the officers and directors of the Company have entered into a letter agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their Founder Shares (as defined in Note 5), private placement shares, and Public Shares in connection with the completion of the initial Business Combination or an earlier redemption in connection with the commencement of the procedures to consummate the initial Business Combination if the Company determines it is desirable to facilitate the completion of the initial Business Combination; (ii) waive their redemption rights with respect to their Founder Shares, private placement shares, and Public Shares in connection with a shareholder vote to approve an amendment to the Company’s Amended and Restated Charter; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares or private placement shares if the Company fails to complete the initial Business Combination within the Combination Period, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial Business Combination within the Combination Period and to liquidating distributions from assets outside the Trust Account; and (iv) vote any Founder Shares and private placement shares held by them and any Public Shares purchased during or after the Initial Public Offering (including in open market and privately negotiated transactions) in favor of the initial Business Combination.

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

ANDRETTI ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Extraordinary General Meeting, Extension of the Combination Period and Redemptions

On September 8, 2026, at an extraordinary general meeting of shareholders in lieu of an annual general meeting of shareholders of the Company (the “Extension Meeting”), the Company’s shareholders approved, among other things, an amendment to the Amended and Restated Charter (the “Extension Amendment”) to extend the end of the Combination Period (the “Extension”) from September 9, 2026 to September 9, 2027, or such earlier date as determined by the Company’s board of directors. In connection with the Extension Meeting, holders of 15,776,190 Public Shares properly exercised their right to redeem their Public Shares at a redemption price of approximately $10.88 per share, or $171,688,464 in the aggregate, which was paid from the Trust Account. Following the redemptions, 7,223,810 Public Shares remained outstanding.

Upon the approval of the Extension Amendment at the Extension Meeting, the Sponsor converted 5,749,999 Class B ordinary shares into an equal number of Class A ordinary shares on a one-for-one basis (the “Conversion”). After giving effect to the redemptions and the Conversion, 13,733,809 Class A ordinary shares, of which 7,223,810 are Public Shares, and one Class B ordinary share, were issued and outstanding as of September 30, 2026.

In connection with the Extension, the Company, the Sponsor and several institutional investors entered into non-redemption agreements covering 6,998,959 Public Shares (see Notes 5 and 6).

Liquidity, Capital Resources and Going Concern

As of September 30, 2026, the Company had operating cash of $141,722 and a working capital deficit of $474,338. The Company intends to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Additionally, if a Business Combination is not consummated by the end of the Combination Period, currently September 9, 2027, there will be a mandatory liquidation and subsequent dissolution of the Company. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period. The Company’s liquidity condition and mandatory liquidation within one year of the issuance of these unaudited condensed financial statements raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to address this uncertainty through a Business Combination. However, there can be no assurance that the Company will be able to consummate any Business Combination by the end of the Combination Period.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the SEC on March 24, 2026. The interim results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

ANDRETTI ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $141,722 and $48,469 in cash, respectively, and no cash equivalents as of September 30, 2026 and December 31, 2025.

Marketable Securities Held in Trust Account

As of September 30, 2026 and December 31, 2025, the assets held in the Trust Account, amounting to $78,806,853 and $244,261,293, respectively, were held in marketable securities invested in U.S. Treasury funds.

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering”. Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the warrants and then to the Class A ordinary shares. Offering costs allocated to the Public Shares were charged to temporary equity, and offering costs allocated to the Public Warrants (defined below) and Private Placement Units were charged to shareholders’ deficit as the warrants associated with the Initial Public Offering and Private Placement, after management’s evaluation, were accounted for under equity treatment.

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

SEPTEMBER 30, 2026

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Warrant Instruments

The Company accounted for the public warrants (the “Public Warrants”) underlying the Units issued in connection with the Initial Public Offering and the Private Placement Warrants (defined below) underlying the Private Placement Units sold in the Private Placement consummated simultaneously with the Initial Public Offering in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging.” Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned values. There were 11,880,000 warrants outstanding, including 11,500,000 Public Warrants and 380,000 Private Placement Warrants as of September 30, 2026 and December 31, 2025.

Non-Redemption Agreements

In connection with the Extension Meeting, the Company and Sponsor entered into Non-Redemption Agreements (as defined in Note 5), with several Investors (as defined below) who agreed not to redeem an aggregate of 6,998,959 Class A ordinary shares in exchange for the Company’s obligation to issue, upon consummation of a Business Combination, up to 2,332,989 ordinary shares of the Company (1,749,742 shares, plus an additional 583,247 shares if the Business Combination is consummated after June 9, 2027). The Company accounts for the Non-Redemption Agreements as freestanding financial instruments under ASC 815-40. Because the number of Promised Securities (as defined in Note 6) depends on whether the Business Combination is consummated after June 9, 2027, the Non-Redemption Agreements are not considered indexed to the Company’s own stock and are classified as liabilities. The liability was recognized at fair value on the date of the Extension Meeting, when the Investors’ performance was complete, with a corresponding charge to non-redemption agreement expense, and is remeasured to fair value at each balance sheet date, with changes in fair value recognized in the condensed statements of operations. Fair value is a Level 3 measurement that reflects the price of the Company’s Class A ordinary share, the probability and expected timing of a Business Combination, and the probability that the Business Combination is consummated after June 9, 2027. The Company reassesses classification at each balance sheet date: if a Business Combination has not been consummated by June 9, 2027, the liability is expected to be reclassified to equity at its then fair value, provided the conditions for equity classification are met. If no Business Combination is consummated, the Non-Redemption Agreements will terminate and no Promised Securities will be issued (see Note 6).

ANDRETTI ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. At the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of September 30, 2026 and December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets, and the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Class A ordinary shares subject to possible redemption, December 31, 2025	$244,261,293
Plus:
Accretion of carrying value to redemption value	2,147,774
Class A ordinary shares subject to possible redemption, March 31, 2026	246,409,067
Plus:
Accretion of carrying value to redemption value	2,181,072
Class A ordinary shares subject to possible redemption, June 30, 2026	248,590,139
Less:
Redemption of Class A ordinary shares	(171,688,464)
Plus:
Accretion of carrying value to redemption value	1,905,178
Class A ordinary shares subject to possible redemption, September 30, 2026	$78,806,853

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

ANDRETTI ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

The following table reflects the calculation of basic and diluted net income per ordinary share:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2026		2025		2026		2025
	Class A redeemable	Class A and B non-redeemable	Class A redeemable	Class A and B non-redeemable	Class A redeemable	Class A and B non-redeemable	Class A redeemable	Class A and B non-redeemable
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income	$742,353	$251,888	$1,738,371	$492,035	$3,730,714	$1,117,978	$5,287,126	$1,496,486
Denominator:
Basic and diluted weighted average ordinary shares outstanding	19,185,976	6,510,000	23,000,000	6,510,000	21,723,985	6,510,000	23,000,000	6,510,000
Basic and diluted net income per ordinary share	$0.04	$0.04	$0.08	$0.08	$0.17	$0.17	$0.23	$0.23

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

Warrants — As of September 30, 2026 and December 31, 2025, there were 11,880,000 warrants outstanding, including 11,500,000 Public Warrants and 380,000 Private Placement Warrants. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. The warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

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

SEPTEMBER 30, 2026

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

ANDRETTI ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor and BTIG purchased an aggregate of 760,000 Private Placement Units at a price of $10.00 per Private Placement Unit in the Private Placement. Each Private Placement Unit consists of one Class A ordinary share and one-half of one warrant (each, a “Private Placement Warrant”). Each Private Placement Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustments.

The Private Placement Warrants contained in the Private Placement Units are identical to the warrants sold in the Initial Public Offering except, the Private Placement Warrants (i) may not (including the Class A ordinary shares issuable upon exercise of these warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the initial Business Combination, (ii) are entitled to registration rights and (iii) with respect to Private Placement Warrants held by BTIG and/or its designees, will not be exercisable more than five years from the commencement of sales in the Initial Public Offering in accordance with Financial Industry Regulatory Authority Rule 5110(g)(8). The Sponsor, officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their Founder Shares, private placement shares, and Public Shares in connection with the completion of the initial Business Combination or an earlier redemption in connection with the commencement of the procedures to consummate the initial Business Combination if the Company determines it is desirable to facilitate the completion of the initial Business Combination; (ii) waive their redemption rights with respect to their Founder Shares, private placement shares, and Public Shares in connection with a shareholder vote to approve an amendment to the Company’s Amended and Restated Charter (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company has not consummated an initial Business Combination within the Combination Period or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares or private placement shares if the Company fails to complete the initial Business Combination within the Combination Period, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial Business Combination within the Combination Period and to liquidating distributions from assets outside the Trust Account; and (iv) vote any Founder Shares and private placement shares held by them and any Public Shares purchased during or after the Initial Public Offering (including in open market and privately negotiated transactions) in favor of the initial Business Combination.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On May 24, 2024, the Sponsor made a capital contribution of $25,000, or approximately $0.004 per share, for which the Company issued 5,750,000 Class B ordinary shares, known as founder shares, to the Sponsor (“Founder Shares”). Up to 750,000 of the Founder Shares may be surrendered by the Sponsor for no consideration depending on the extent to which the underwriters’ over-allotment is exercised. On September 9, 2024, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 750,000 Founder Shares are no longer subject to forfeiture.

The Founder Shares are designated as Class B ordinary shares and, except as described below, are identical to the Class A ordinary shares included in the Units sold in the Initial Public Offering, and holders of Founder Shares have the same shareholder rights as public shareholders, except that (i) the Founder Shares are subject to certain transfer restrictions, as described in more detail below, (ii) the Founder Shares are entitled to registration rights, (iii) the Sponsor, officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to (A) waive their redemption rights with respect to their Founder Shares, private placement shares and Public Shares in connection with the completion of the initial Business Combination, (B) waive their redemption rights with respect to their Founder Shares, private placement shares and Public Shares in connection with a shareholder vote to approve an amendment to the Company’s Amended and Restated Charter, (C) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial Business Combination or to redeem 100% of the Public Shares if the Company has not consummated an initial Business Combination within the Combination Period, or with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, (D) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares, Public Shares, or private placement shares if the Company fails to complete the initial Business Combination within the Combination Period, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial Business Combination within such time period and to liquidating distributions from assets outside the Trust Account and (E) vote any Founder Shares and private placement shares held by them and any Public Shares purchased during or after the Initial Public Offering (including in open market and privately negotiated transactions, aside from shares they may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act, which would not be voted in favor of approving the Business Combination transaction) in favor of the initial Business Combination, (iv) the Founder Shares are automatically convertible into Class A ordinary shares in connection with the consummation of the initial Business Combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment as described herein and in the Company Amended and Restated Charter, and (v) prior to the closing of the initial Business Combination, only holders of the Class B ordinary shares are entitled to vote on the appointment and removal of directors or continuing the Company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend the Company’s constitutional documents or to adopt new constitutional documents, in each case, as a result of the Company approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands).

ANDRETTI ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Promissory Notes — Related Party

The Sponsor had agreed to loan the Company an aggregate of up to $400,000, as amended on July 16, 2024, to be used for a portion of the expenses of the Initial Public Offering under a promissory note (the “IPO Promissory Note”). The loan was non-interest bearing, unsecured and due at the earlier of December 31, 2024 or the closing of the Initial Public Offering. The Company incurred and repaid the total of $312,130 outstanding balance under the IPO Promissory Note at the closing of the Initial Public Offering on September 9, 2024. As of September 30, 2026 and December 31, 2025, borrowings under the IPO Promissory Note were no longer available.

On October 14, 2025, the Company issued three separate unsecured promissory notes (the “Original Notes”) to each of William J. Sandbrook, Michael Andretti and William M. Brown (collectively, the “WCL Payees”), in total principal amounts of $720,000, $300,000 and $480,000, respectively. On April 27, 2026, the Company amended and restated the Original Notes (the “WCL Promissory Notes”) to each of William J. Sandbrook, Michael Andretti and William M. Brown, to increase the total principal amounts to $2,100,000, $875,000 and $1,400,000, respectively. The proceeds of the WCL Promissory Notes, which may be drawn from time to time prior to the WCL Maturity Date (as defined below), will be used by the Company for working capital purposes. The WCL Promissory Notes bear no interest and are due and payable upon the earlier of (i) the consummation of the Business Combination and (ii) the date of liquidation of the Company (such earlier date, the “WCL Maturity Date”). In the event that the Company does not consummate a Business Combination, the WCL Promissory Notes will be repaid only from amounts remaining outside of the Trust Account, if any. If, prior to the Business Combination, the principal balances of the WCL Promissory Notes have not been paid in full, then, at the WCL Payees’ option and subject to certain conditions, up to an aggregate of $1,500,000 of the total principal amounts of the WCL Promissory Notes may be converted into units of the Company (the “WCL Conversion Unit”), each consisting of one Class A ordinary share and one-half of one redeemable warrant, of the Company at a conversion price of $10.00 per WCL Conversion Unit, on the date of the Business Combination. The WCL Conversion Units shall be identical to the Private Placement Units. The WCL Conversion Units and their underlying securities are entitled to the registration rights set forth in that certain registration rights agreement by and between the Company and the parties thereto, dated as of September 5, 2024. A failure to pay the principal outstanding amount of the WCL Promissory Notes within one business day of the WCL Maturity Date shall be deemed an event of default, in which case the WCL Payees may declare the WCL Promissory Notes due and payable immediately. The issuance of the Original Notes and WCL Promissory Notes was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. As of September 30, 2026, the Company had borrowed $1,390,000 from the WCL Promissory Notes which consisted of $772,800 from William J. Sandbrook, $278,000 from Michael Andretti and $339,200 from William M. Brown against the WCL Promissory Notes and had $2,985,000 available for withdrawal. As of December 31, 2025, the Company had borrowed $450,000 from the Original Notes which consisted of $216,000 from William J. Sandbrook, $90,000 from Michael Andretti and $144,000 from William M. Brown against the Original Notes and had $1,050,000 available for withdrawal.

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

For the three and nine months ended September 30, 2026 and 2025, the Company incurred and paid $45,000 and $135,000 in fees for these services, respectively, which are included in general and administrative costs on the condensed statements of operations.

Non-Redemption Agreements

Between August 28, 2026 and September 8, 2026, the Company, the Sponsor and several institutional investors (each, an “Investor”) entered into substantively uniform non-redemption agreements (the “Non-Redemption Agreements”) in connection with the Extension. Under the Non-Redemption Agreements, the Company and the Sponsor agreed to cause the post-Business Combination surviving company (“Pubco”) to issue to the Investors, for no additional consideration, a fixed number of Pubco ordinary or common shares upon the consummation of a Business Combination (see Note 6). The Company determined that the Non-Redemption Agreements should be accounted for as liability-classified instruments and recorded an initial Non-Redemption Agreement liability of $762,352, with a corresponding charge to operations. The liability is remeasured at fair value at each reporting date, with changes in fair value recognized in earnings. During the three and nine months ended September 30, 2026, the Company recognized a $209,002 gain resulting from the change in fair value of the liability. As of September 30, 2026, the carrying value of the Non-Redemption Agreement liability was $553,350.

ANDRETTI ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

NOTE 6. COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

The Company’s results of operations and its ability to complete an initial Business Combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond the Company’s control. The Company’s results of operations and its ability to consummate an initial Business Combination could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, fluctuations in interest rates, increases in tariffs, supply chain disruptions, declines in consumer confidence and spending, public health considerations, and geopolitical instability, such as the military conflicts in Ukraine, between the United States, Israel and Iran and others in the Middle East, and Southwest Asia or other armed hostilities. The Company cannot at this time predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact the Company’s business and its ability to complete an initial Business Combination.

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

On December 17, 2025, the Company and BTIG entered into an amendment (the “UA Amendment”) to the underwriting agreement, dated as of September 5, 2024, between the Company and BTIG as representative of the several underwriters (the “Underwriting Agreement”), to amend the deferred underwriting fees. The UA Amendment is effective and conditioned upon the closing of the StoreDot Business Combination. As the amended deferred underwriting fees are conditioned on the closing of the StoreDot Business Combination was not considered probable as of December 31, 2025, the deferred underwriting fees are reflected as $9,775,000 and have not been impacted by the UA Amendment. As a result of the StoreDot Termination Agreement on February 17, 2026, the UA Amendment is of no further force and effect.

Capital Markets Advisory Agreement

On February 13, 2025, the Company entered into a capital markets advisory agreement (the “Original Capital Markets Advisory Agreement”) with an advisor (the “Capital Markets Advisor”) to provide capital market advisory services in connection with the completion of a Business Combination with an identified target. If a Business Combination is consummated with the identified target, the Capital Markets Advisor will be entitled to a cash fee of $4,250,000, payable at the closing of the Business Combination. At the discretion of the Company, 50% of the fee can be paid in the form of ordinary shares of the surviving company. Further, the Company in its sole discretion can pay up to an additional $750,000 fee in connection with the advisor’s performance. The advisor is also entitled to reimbursement of incurred expenses that shall not exceed $75,000.

ANDRETTI ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

On October 6, 2025, the Company entered into another capital markets advisory agreement (the “New Capital markets Advisory Agreement”) that replaces the Original Capital Markets Advisory Agreement. The Capital Markets Advisor will provide capital market advisory services in connection with the completion of a Business Combination with two identified targets. If a Business Combination is consummated with the identified targets, the Capital Markets Advisor will be entitled to a cash Fee of $3,000,000, payable at the closing of the Business Combination. At the discretion of the Company, 50% of the October 6, 2025 fee can be paid in the form of ordinary shares of the surviving company. If the Business Combination is closed with one of the identified targets, the Capital Markets Advisor is due an additional fee of $1,250,000, 50% of which can be paid in the form of ordinary shares of the surviving company. Further, the Company in its sole discretion can pay up to an additional $500,000 fee in connection with the Capital Markets Advisor’s performance. The Capital Markets Advisor is also entitled to reimbursement of incurred expenses that shall not exceed $75,000.

On December 16, 2025, the Company amended the New Capital Markets Advisory Agreement, and as a result, the fees as amended are contingent on the closing of the StoreDot Business Combination. On February 17, 2026, the StoreDot Business Combination was terminated, and, as a result, no fees are due or have been recorded under the New Capital Markets Advisory Agreement.

Non-Redemption Agreements

Between August 28, 2026 and September 8, 2026, the Company, the Sponsor and several institutional Investors entered into substantively uniform Non-Redemption Agreements in connection with the Extension. Under each Non-Redemption Agreement, if the Investor held the number of Public Shares designated in the agreement (the “Investor Shares”) as of 5:30 p.m. Eastern Time on the date of the Extension Meeting, did not exercise (or exercised and validly rescinded) its redemption rights with respect to those Investor Shares, the Extension was approved at the Extension Meeting and the Company implemented the Extension, then the Company and the Sponsor agreed to cause Pubco to issue to the Investor, for no additional consideration, a fixed number of Pubco ordinary or common shares (the “Promised Securities”) upon the consummation of a Business Combination.

The Non-Redemption Agreements cover an aggregate of 6,998,959 Investor Shares. The Promised Securities consist of 1,749,742 shares (the “Initial Promised Securities”), equal to 25% of the Investor Shares, and, if the Business Combination is completed after June 9, 2027, an additional 583,247 shares (the “Additional Promised Securities”), equal to 8.3333% of the Investor Shares, for a maximum of 2,332,989 Pubco shares. Each of the Investors held its Investor Shares at 5:30 p.m. Eastern Time on September 8, 2026 and did not exercise, or validly rescinded, its redemption rights with respect to those Investor Shares; accordingly, none of the Investor Shares were redeemed in connection with the Extension.

The Company evaluated the Non-Redemption Agreements and determined that they represent freestanding financial instruments that do not qualify for equity classification. Accordingly, the Non-Redemption Agreements are accounted for as liability-classified instruments and are recorded at fair value, with subsequent changes in fair value recognized in the condensed statements of operations.

The Company recorded an initial Non-Redemption Agreement liability of $762,352 upon execution of the Non-Redemption Agreements and recognized a corresponding expense to the condensed statements of operations. During the three and nine months ended September 30, 2026, the Company recognized a gain on the change in fair value of Non-Redemption Agreement liability of $209,002. The liability had a fair value of $553,350 as of September 30, 2026.

Each Non-Redemption Agreement contains a most-favored-nation provision under which an Investor may elect to receive terms equivalent to those granted to another Investor if such terms are determined to be materially more favorable, including a more favorable ratio of non-redeemed shares to contingent shares issuable upon consummation of a Business Combination. The ratios of contingent shares to non-redeemed shares are currently uniform across all Non-Redemption Agreements, and no adjustment has been triggered under this provision. Upon issuance, any shares issued pursuant to the Non-Redemption Agreements will constitute registrable securities under the Company’s existing registration rights arrangements.

ANDRETTI ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. As of September 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 500,000,000 Class A ordinary shares at par value of $0.0001 each. As of September 30, 2026 and December 31, 2025, there were 6,509,999 and 760,000 Class A ordinary shares issued and outstanding, respectively, excluding 7,223,810 and 23,000,000 Class A ordinary shares subject to possible redemption, respectively.

Class B Ordinary Shares — The Company is authorized to issue a total of 50,000,000 Class B ordinary shares at par value of $0.0001 each. On May 24, 2024, the Company issued 5,750,000 Class B ordinary shares to the Sponsor for $25,000, or approximately $0.004 per share. The Founder Shares included an aggregate of up to 750,000 shares subject to forfeiture if the over-allotment option was not exercised by the underwriters in full. As of September 30, 2026 and December 31, 2025, there were one and 5,750,000 Class B ordinary shares issued and outstanding, respectively.

On September 8, 2026, upon the approval of the Extension Amendment at the Extension Meeting, the Sponsor elected to convert 5,749,999 Class B ordinary shares into an equal number of Class A ordinary shares on a one-for-one basis in accordance with the Company’s Amended and Restated Charter. The Class A ordinary shares issued upon the Conversion are not subject to possible redemption.

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

Holders of record of the Company’s Class A ordinary shares and Class B ordinary shares are entitled to one vote for each share held on all matters to be voted on by shareholders. Unless specified in the Amended and Restated Charter or as required by the Companies Act or stock exchange rules, an ordinary resolution under Cayman Islands law and the Amended and Restated Charter, which requires the affirmative vote of at least a majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company is generally required to approve any matter voted on by the Company’s shareholders. Approval of certain actions requires a special resolution under Cayman Islands law, which (except as specified below) requires the affirmative vote of at least two-thirds of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting, and pursuant to the Amended and Restated Charter, such actions include amending the Company’s Amended and Restated Charter and approving a statutory merger or consolidation with another company. There is no cumulative voting with respect to the appointment of directors, meaning, following the Company’s initial Business Combination, the holders of more than 50% of the ordinary shares voted for the appointment of directors can elect all of the directors. Prior to the consummation of the initial Business Combination, only holders of the Class B ordinary shares will (i) have the right to vote on the appointment and removal of directors and (ii) be entitled to vote on continuing the Company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend the constitutional documents or to adopt new constitutional documents, in each case, as a result of the Company approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). Holders of the Class A ordinary shares will not be entitled to vote on these matters during such time. These provisions of the Amended and Restated Charter may only be amended if approved by a special resolution passed by the affirmative vote of at least 90% (or, where such amendment is proposed in respect of the consummation of the initial Business Combination, two-thirds) of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company.

ANDRETTI ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

The following tables present information about the Company’s financial assets and liabilities that are measured at fair value at September 30, 2026 and December 31, 2025, and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	September 30, 2026
Assets:
Marketable securities held in Trust Account	1	$78,806,853
Liabilities:
Non-Redemption Agreement liability	3	$553,350

	Level	December 31, 2025
Assets:
Marketable securities held in Trust Account	1	$244,261,293

The Non-Redemption Agreement liability is accounted for as a derivative liability in accordance with ASC 815 and is presented as a Non-Redemption Agreement liability on the condensed balance sheets. The liability is measured at fair value upon initial recognition and subsequently remeasured at each reporting date, with changes in fair value recognized within change in fair value of non-redemption agreement liability in the condensed statements of operations.

The fair value of the Non-Redemption Agreement liability was determined using the Probability-Weighted Expected Return Method (PWERM) and is classified as a Level 3 fair value measurement due to the use of significant unobservable inputs. The key inputs into the Probability-Weighted Expected Return Method (PWERM) for the Non-Redemption Agreements derivative liability were as follows:

	September 8,	September 30,
Inputs	2026	2026
Probability of consummating a Business Combination	5.30%	4.17%
Expected time to consummation (years)	0.90	0.84
Implied share price upon consummation	$7.59	$6.85
Discount for lack of marketability	14.71%	14.83%
Probability of closing after June 9, 2027	90%	90%

Non- Redemption Agreement Liability
Fair value as of September 8, 2026	$762,352
Change in valuation inputs or other assumptions	(209,002)
Fair value as of September 30, 2026	$553,350

ANDRETTI ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

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

	September 30, 2026	December 31, 2025
Marketable securities held in Trust Account	$78,806,853	$244,261,293
Cash	$141,722	$48,469

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
General and administrative costs	$357,587	$270,994	$831,982	$643,809
Interest earned on marketable securities held in Trust Account	$1,905,178	$2,501,400	$6,234,024	$7,427,421

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

 On October 16, 2026, the Company drew down an additional $150,000 from the WCL Promissory Notes, consisting of $120,000 from William J. Sandbrook and $30,000 from Michael Andretti against the WCL Promissory Notes and had $2,835,000 available for withdrawal after the drawdowns.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2026 (this “Quarterly Report”), including, without limitation, statements under this Item regarding our financial position, possible Business Combinations and the financing thereof, and related matters, and the plans and objectives of Management for future operations, are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. When used in the Report, words such as “may,” “should,” “could,” “would,” “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our Management, identify forward-looking statements. We have based these forward-looking statements on our Management’s current expectations and projections about future events, as well as assumptions made by, and information currently available to our Management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC, including herein. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

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

We have until September 9, 2027 (36 months from the closing of the Initial Public Offering), as approved by our shareholders at the Extension Meeting held on September 8, 2026, or until such (x) earlier date as our board of directors may approve or (y) later date as our shareholders may approve, pursuant to the Amended and Restated Charter, to consummate the Business Combination. If we are unable to complete the Business Combination by the end of the Combination Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay taxes, if any, divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, dissolve and liquidate, subject, in each case, to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

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

On April 30, 2026, we drew $180,000 from the WCL Promissory Notes, which consisted of $144,000 from William J. Sandbrook and $36,000 from Michael Andretti. On August 21, 2026, we drew an additional $150,000 from the WCL Promissory Notes, which consisted of $120,000 from William J. Sandbrook and $30,000 from Michael Andretti. As of September 30, 2026, we had borrowed an aggregate of $1,390,000 under the WCL Promissory Notes and a drawdown of $2,985,000 remains available for withdrawal.

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

Recent Developments

On September 8, 2026, at the Extension Meeting, our shareholders approved, among other things, an amendment to the Extension from September 9, 2026 to September 9, 2027, or such earlier date as determined by the Company’s board of directors. In connection with the Extension Meeting, holders of 15,776,190 Public Shares properly exercised their right to redeem their Public Shares at a redemption price of approximately $10.88 per share, or $171,688,464 in the aggregate, which was paid from the Trust Account. Following the redemptions, 7,223,810 Public Shares remained outstanding.

Upon the approval of the Extension Amendment at the Extension Meeting, our Sponsor converted 5,749,999 Class B ordinary shares into an equal number of Class A ordinary shares on a one-for-one basis. After giving effect to the redemptions and the Conversion, 13,733,809 Class A ordinary shares, of which 7,223,810 are Public Shares, and one Class B ordinary share were issued and outstanding as of September 30, 2026.

Between August 28, 2026 and September 8, 2026, the Company, the Sponsor and several institutional Investors entered into substantively uniform Non-Redemption Agreements in connection with the Extension. Under the Non-Redemption Agreements, the Company and the Sponsor agreed to cause Pubco to issue to the Investors, for no additional consideration, a fixed number of Pubco ordinary or common shares upon the consummation of a Business Combination (see Note 6). The Company determined that the Non-Redemption Agreements should be accounted for as liability-classified instruments and recorded an initial Non-Redemption Agreement liability of $762,352, with a corresponding charge to operations. The liability is remeasured at fair value at each reporting date, with changes in fair value recognized in earnings. During the three and nine months ended September 30, 2026, the Company recognized a $209,002 gain resulting from the change in fair value of the liability. As of September 30, 2026, the carrying value of the Non-Redemption Agreement liability was $553,350 (see Note 6).

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since May 21, 2024 (inception) through September 30, 2026 have been (i) organizational activities and (ii) activities relating to (x) the Initial Public Offering and (y) identifying and evaluating prospective acquisition candidates and activities in connection with the initial Business Combination. We will not generate any operating revenues until after completion of our initial Business Combination. We have generated non-operating income in the form of interest income on investments held in the Trust Account after the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, among other things), as well as for due diligence expenses.

For the three months ended September 30, 2026, we had net income of $994,241, which consisted of interest earned on marketable securities held in Trust Account of $1,905,178 and change in fair value of Non-Redemption Agreement liability of $209,002, partially offset by Non-Redemption Agreement expense of $762,352 and general and administrative costs of $357,587.

For the three months ended September 30, 2025, we had net income of $2,230,406, which consisted of interest earned on marketable securities held in Trust Account of $2,501,400, partially offset by general and administrative costs of $270,994.

For the nine months ended September 30, 2026, we had net income of $4,848,692, which consisted of interest earned on marketable securities held in Trust Account of $6,234,024 and change in fair value of Non-Redemption Agreement liability of $209,002, partially offset by general and administrative costs of $831,982 and Non-Redemption Agreement expenses of $762,352.

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

As of September 30, 2026 and December 31, 2025, we had $141,722 and $474,338, respectively of cash in our operating account. As of September 30, 2026 and December 31, 2025, we had a working capital deficit of $474,338 and $29,006, respectively. As of September 30, 2026 and December 31, 2025, approximately $6,207,562 and $13,111,293 of the amount earned on funds held in the Trust Account was available to pay taxes, if any.

As of September 30, 2026 and December 31, 2025, we had marketable securities held in the Trust Account of $78,806,853 and $244,261,293, respectively (including approximately $19,345,317 and $13,111,293, respectively, of interest income). We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of taxes payable, if any, and exclude the deferred underwriting fees), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

As of September 30, 2026 and December 31, 2025, we had cash held outside of the Trust Account of approximately $141,722 and $48,469, respectively. We use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants, or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

Our liquidity needs through September 30, 2026 have been satisfied through (i) a contribution of $25,000 from the Sponsor in exchange for the issuance of our founder shares, (ii) loans pursuant to the IPO Promissory Note and the WCL Promissory Notes, and (iii) the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside the Trust Account.

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

On October 14, 2025, we issued the three Original Notes to each of the WCL Payees, for an aggregate principal amount of $1,500,000. On April 27, 2026, the Company amended and restated the Original Notes to each of the WCL Payees to increase the aggregate principal amount from $1,500,000 to $4,375,000. The proceeds of the WCL Promissory Notes, which may be drawn from time to time prior to the WCL Maturity Date, will be used by us for working capital purposes. The WCL Promissory Notes bear no interest and are due and payable upon the earlier of (i) the consummation of the Business Combination and (ii) the date of our liquidation. In the event that we do not consummate a Business Combination, the WCL Promissory Notes will be repaid only from amounts remaining outside of the Trust Account, if any. If, prior to the Business Combination, the principal balances of the WCL Promissory Notes have not been paid in full, then, at the WCL Payees’ option and subject to certain conditions, up to an aggregate of $1,500,000 of the total principal amounts of the WCL Promissory Notes may be converted into WCL Conversion Units, each consisting of one Class A ordinary share and one-half of one warrant, at a conversion price of $10.00 per WCL Conversion Unit, on the date of the Business Combination. The WCL Conversion Units and their underlying securities shall be identical to the Private Placement Units and their underlying securities. WCL Conversion Units and their underlying securities are entitled to the registration rights set forth in that certain registration rights agreement. A failure to pay the principal outstanding amount of the WCL Promissory Notes within one business day of the WCL Maturity Date shall be deemed an event of default, in which case the WCL Payees may declare the WCL Promissory Notes due and payable immediately. The issuance of the Original Notes and WCL Promissory Notes was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. As of September 30, 2026, we had borrowed $1,390,000 from the WCL Promissory Notes which consisted of $772,800 from William J. Sandbrook, $278,000 from Michael Andretti and $339,200 from William M. Brown against the WCL Promissory Notes and had $2,985,000 available for withdrawal.

Going Concern

In connection with our assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements—Going Concern,” management has determined that we currently lack the liquidity we need to sustain operations for a reasonable period of time, which is considered to be at least one year from the date that the financial statements and the notes thereto included elsewhere in this Quarterly Report are issued, as we expect to continue to incur significant costs in pursuit of our acquisition plans. In addition, management has determined that if we are unable to complete an initial Business Combination within the Combination Period, then we will cease all operations except for the purpose of liquidating. These conditions raise substantial doubt about our ability to continue as a going concern. Management plans to consummate an initial Business Combination prior to the end of the Combination Period. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after September 9, 2027. There can be no assurance that our plans to raise capital or to consummate an initial Business Combination will be successful.

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

For the three and nine months ended September 30, 2026 and 2025, we incurred and paid $7,500 and $22,500, respectively, in such fees related to the Administrative Services Agreement.

Additionally, we agreed to pay our Chief Executive Officer $12,500 per month for his services commencing on September 5, 2024, through the earlier of consummation or the initial Business Combination or the liquidation.

For the three and nine months ended September 30, 2026 and 2025, we incurred and paid $37,500 and $112,500, respectively, in such fees to our Chief Executive Officer.

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

Capital Markets Advisory Agreement

On February 13, 2025, we entered into the Original Capital Markets Advisory Agreement with a Capital Markets Advisor to provide capital market advisory services in connection with the completion of a Business Combination with an identified target. If a Business Combination is consummated with the identified target the Capital Markets Advisor will be entitled to a cash fee of $4,250,000, payable at the closing of the Business Combination. At our discretion, 50% of the fee can be paid in the form of ordinary shares of the surviving company. Further, we, in our sole discretion, can pay up to an additional $750,000 fee in connection with the Capital Markets Advisor’s performance. The Capital Markets Advisor is also entitled to reimbursement of incurred expenses that shall not exceed $75,000.

On October 6, 2025, we amended the Original Capital Markets Advisory Agreement to include an additional identified target. If a Business Combination is consummated with the additional identified target, the Capital Markets Advisor will be entitled to a cash fee of $3,000,000. At our discretion, 50% of the fee can be paid in the form of ordinary shares of the surviving company. Additionally, the discretionary fee has been reduced from $750,000 to $500,000.

On December 16, 2025, we further amended the Original Capital Markets Advisory Agreement and as a result, the fee as amended is contingent on the closing of the StoreDot Business Combination. As a result of the StoreDot Termination Agreement, the StoreDot BCA and related agreements are of no further force and effect.

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

Additionally, pursuant to the letter agreement, our Sponsor, directors and officers will not propose any amendment to our Amended and Restated Charter to modify (i) the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination within the Combination Period or (ii) any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, unless we provide our public shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, divided by the number of then outstanding Public Shares.

Critical Accounting Estimates and Standards

The preparation of the unaudited condensed financial statements and notes thereto included elsewhere in this Quarterly Report in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and the disclosure of contingent assets and liabilities, in our financial statements. These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments, and we evaluate these estimates on an ongoing basis. To the extent actual experience differs from the assumptions used, our financial statements and notes thereto included elsewhere in this Quarterly Report could be materially affected. As of September 30, 2026, other than the valuation used to determine the fair value of the Non-Redemption Agreements as of September 8, 2026 and September 30, 2026, we did not have any critical accounting estimates to be disclosed.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as the Quarterly Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer, Principal Financial and Accounting Officer (the “Certifying Officer”), as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our Certifying Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officer concluded that our disclosure controls and procedures were effective as of September 30, 2026.

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

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarterly period ended September 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

There were no sales of unregistered securities during the quarterly period covered by this Quarterly Report.

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

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the Trust Account, we may, at any time, (based on our ongoing assessment of all factors related to our potential status under the Investment Company Act) instruct Continental to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest-bearing demand deposit account at a bank.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On September 8, 2026, we held the Extension Meeting and our shareholders approved, among other things, the Extension Amendment, which extended the Combination Period from September 9, 2026 to September 9, 2027 (or such earlier date as determined by the board of directors). In connection with the vote to approve the Extension Amendment, public shareholders holding 15,776,190 Public Shares exercised their right to redeem such shares for cash at a redemption price of approximately $10.88 per share, for an aggregate redemption amount of approximately $171.69 million. Following the redemptions, there are 7,223,810 Public Shares currently issued and outstanding.

The following table contains monthly information about the repurchases of our equity securities for the three months ended September 30, 2026:

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
July 1 – July 31, 2026	—	$—	—	—

August 1 – August 31, 2026	—	—	—	—

September 1 – September 30, 2026	15,776,190	10.88	—	—

Upon the approval of the Extension Amendment by the shareholders at the Extension Meeting, the Sponsor converted an aggregate of 5,749,999 Class B ordinary shares into an equal number of Class A ordinary shares.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Director Nominations

There have been no material changes to the procedures by which our security holders may recommend nominees to our board of directors since we reported such procedures in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 that was filed on March 24, 2026.

Trading Arrangements

During the quarterly period ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Additional Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit
3.1	Amendment to Amended and Restated Memorandum and Articles of Association of the Company. (1)
10.1	Form of Non-Redemption Agreement. (1)
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certification of the Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).

*	Filed herewith.

**	This certification is furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the SEC on September 9, 2026.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANDRETTI ACQUISITION CORP. II

Date: November 12, 2026	By:	/s/ William M. Brown
	Name:	William M. Brown
	Title:	Chief Executive Officer, Principal Financial and Accounting Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)